Form 10QSB
period 1998-09-30
BIOSHIELD TECHNOLOGIES INC
filed 1998-11-17
CIK 1059623

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                         COMMISSION FILE NUMBER 0-24913

                          BIOSHIELD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

            GEORGIA                                     58-2181628
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                            4405 INTERNATIONAL BLVD.
                                   SUITE B-109
                             NORCROSS, GEORGIA 30093
              (Address of principal executive offices and zip code)

                                 (770) 925-3432
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

                                    Yes [X] No [ ]

    As of November 10, 1998, there were 6,144,125 outstanding shares of the
               Registrant's Common Stock, no par value per share.

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                      PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS:

1) Balance Sheets as of September 30, 1998 (unaudited) and June 30, 1998                3

2) Statements of Operations for the three months ended September 30,
1998 (unaudited) and from June 1, 1995 to September 30, 1997 (unaudited)                4

3) Statements of Cash Flows for the three and nine months ended September 30,
1998 (unaudited) and from June 1, 1995 to September 30, 1997 (unaudited)                6

4) Notes to Financial Statements                                                        7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           9

PART II.  OTHER INFORMATION

ITEM 2.         Changes in Securities and Use of Proceeds

ITEM 6.         Exhibits and Reports on Form 8-K                                        11

Signatures                                                                              12

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                     (Unaudited)
                                                                     September 30,       June 30,
                                                                         1998              1998
                                                                     -----------       -----------
                                     ASSETS
CURRENT ASSETS
   Cash                                                              $ 5,739,061       $     1,636
   Accounts receivable                                                   125,908           110,081
   Inventories                                                           172,719           157,784
   Prepaid expenses and other current assets                               2,500             2,500
                                                                     -----------       -----------
         Total current assets                                          6,040,188           272,001

PROPERTY AND EQUIPMENT, NET                                               99,750           104,711

DEPOSITS AND OTHER LONG-TERM
   ASSETS                                                                 18,794            60,911
                                                                     -----------       -----------

                                                                     $ 6,158,732       $   437,623
                                                                     ===========       ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                                     $   450,000       $   450,000
   Notes payable - other                                                 142,500           205,000
   Accounts payable                                                      346,092           309,538
   Accrued payroll                                                       331,398           315,361
   Accrued interest payable                                               33,609            18,377
                                                                     -----------       -----------

         Total current liabilities                                     1,303,599         1,298,276

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value; 50,000,000
     shares authorized, 6,144,125 and 4,395,040
     issued and outstanding at September 30, 1998,
     and June 30, 1998, respectively                                   6,644,057         1,153,001
   Additional paid-in capital                                            927,342           329,050
   Deficit accumulated during the development
     stage                                                            (2,716,266)       (2,342,704)
                                                                     -----------       -----------
                                                                       4,855,133          (860,653)
                                                                     -----------       -----------

                                                                     $ 6,158,732       $   437,623
                                                                     ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                            (Unaudited)                        (Unaudited)
                                         Three months ended               June 1, 1995 (inception)
                                            September 30,                     to September 30,
                                       1998              1997              1998              1997
                                   -----------       -----------       -----------       -----------
Net sales                          $    87,854       $    68,399       $ 1,325,640       $   843,714
Cost of sales                           33,736            22,845           504,216           338,667
                                   -----------       -----------       -----------       -----------

     Gross profit                       54,118            45,554           821,424           505,047

Operating expenses
   Marketing and selling               114,379            63,751           806,319           282,746
   General and administrative          259,982           296,511         2,290,393         1,192,210
   Research and development             37,802            36,464           453,930           295,340
                                   -----------       -----------       -----------       -----------
                                       412,163           396,726         3,550,642         1,770,296
                                   -----------       -----------       -----------       -----------

         Loss from operations         (358,045)         (351,172)       (2,729,218)       (1,265,249)

Other income (expense)
   Consulting income, net                   --                --            39,908            39,908
   Interest income                         818             2,037             7,756             5,431
   Interest expense                    (16,335)               --           (34,712)               --
                                   -----------       -----------       -----------       -----------

         Net loss before
           income taxes               (373,562)         (349,135)       (2,716,266)       (1,219,910)
Income tax (expense) benefit                --                --                --                --
                                   -----------       -----------       -----------       -----------

         Net loss                  $  (373,562)      $  (349,135)      $(2,716,266)      $(1,219,910)
                                   ===========       ===========       ===========       ===========

Net loss per common share
   Basic                           $     (0.08)      $     (0.08)      $     (0.62)      $     (0.29)
                                   ===========       ===========       ===========       ===========

Weighted average shares              4,747,021         4,181,339         4,421,626         4,154,022
                                   ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                  For the Three Months Ended September 30, 1998
                                   (Unaudited)

                                                                                      Deficit
                                                  Common stock                      accumulated
                                                  no par value        Additional    during the
                                           ------------------------    paid-in      development
                                             Shares        Amount      capital         stage          Total
                                           ---------     ----------   --------      -----------     ---------
Balance at June 30, 1998                   4,395,040     $1,153,001   $329,050      $(2,342,704)    $ (860,653)
Net proceeds from initial public
   offering of shares                      1,300,000      5,491,056          -                -      5,491,056
Contribution of capital                            -              -    325,000                -        325,000
Issuance of stock warrants                   449,085              -    224,542                -        224,542
Issuance of stock options for
   services rendered                               -              -     48,750                -         48,750
Net loss - July 1, 1998
   through September 30, 1998                      -              -          -         (373,562)      (373,562)
                                           ---------     ----------   --------      -----------     ----------

Balance at September 30, 1998              6,144,125     $6,644,057   $927,342      $(2,716,266)    $4,855,133
                                           =========     ==========   ========      ===========     ==========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                     (Unaudited)                       (Unaudited)
                                                 Three months ended               June 1, 1995 (inception)
                                                     September 30,                    to September 30,
                                                1998             1997              1998              1997
                                             -----------       ---------       -----------       -----------
Cash flows from operating activities:
   Net loss                                  $  (373,562)      $(349,135)      $(2,716,266)      $(1,219,910)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and amortization
         expense                                   5,078           6,505            37,544            24,545
       Issuance of stock and stock
         options for services rendered            48,750              --           327,800           122,400
       Changes in operating assets
         and liabilities:
           (Increase) decrease in:
              Accounts receivable                (15,827)         (1,371)         (125,908)          (30,665)
              Inventory                          (14,935)        (40,176)         (172,719)         (182,370)
              Deposits and other assets           42,000             425           (36,516)          (94,552)
           Increase (decrease) in:
              Accounts payable                    36,554         (13,765)          346,092           155,115
              Accrued liabilities and
                payroll                           31,269          (6,051)          365,007           300,881
                                             -----------       ---------       -----------       -----------

         Net cash used in operating
           activities                           (240,673)       (403,568)       (1,974,966)         (924,556)
                                             -----------       ---------       -----------       -----------

Cash flows from investing activities:
   Capital expenditures                               --         (62,673)         (122,072)         (108,265)
                                             -----------       ---------       -----------       -----------

Cash flows from financing activities:
   Proceeds from debt                                 --              --           655,000                --
   Principal payments on debt                    (62,500)             --           (62,500)               --
   Contribution to capital                       325,000              --           375,000                --
   Private offering of stock, net                     --         187,500         1,153,001         1,153,001
   Proceeds of public offering                 6,500,000              --         6,500,000                --
   Stock issuance costs                       (1,008,944)             --        (1,008,944)               --
   Proceeds from warrants                        224,542              --           224,542                --
                                             -----------       ---------       -----------       -----------

           Net cash provided by
              financing activities             5,978,098         187,500         7,836,099         1,153,001
                                             -----------       ---------       -----------       -----------

Net increase (decrease) in cash                5,737,425        (278,741)        5,739,061           120,180

Cash at beginning of period                        1,636         398,921                --                --
                                             -----------       ---------       -----------       -----------

Cash at end of period                        $ 5,739,061       $ 120,180       $ 5,739,061       $   120,180
                                             ===========       =========       ===========       ===========

The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1998


 NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1998 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended June 30, 1998.


NOTE B - INVENTORIES

   Inventories consist primarily of raw materials, work in progress and finished goods, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.


NOTE C - LOSS PER COMMON SHARE

   The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.


NOTE D - INITIAL PUBLIC OFFERING

   On September 29, 1998, the Company offered 650,000 Units for sale pursuant to an initial public offering pursuant to the Securities Act of 1933, as amended ("the Offering"). Each Unit consists of two shares of common stock ("the Shares") no par value, and two Redeemable Common Stock Purchase Warrants ("the Warrants"). The initial public offering price of the Units was $10.00 per Unit. The Shares and Warrants included in the Units may not be separately traded without the consent of the underwriters until six months from September 29, 1998.

   The entire 650,000 Units offered were purchased by investors at $10.00 per Unit. The gross proceeds of $6,500,000 was reduced by costs associated with the Offering. Costs associated with the Offering totaled $1,008,944. This resulted in net proceeds from the issuance of Units of $5,491,056.

   The accompanying financial statements have been prepared as if the Company received the net proceeds on the effective date of the Offering. The actual settlement date occurred on October 2, 1998.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                               September 30, 1998


NOTE E - NEW ACCOUNTING PRONOUNCEMENTS

   The Financial Accounting Standards Board (FASB) has issued the following Statement of Financial Accounting Standards (SFAS):

   SFAS 131, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for periods beginning after December 15, 1997. SFAS 131 requires companies to report information about an entity's different types of business activities and the different economic environments in which it operates, referred to as operating segments.

   Additionally, the AICPA Accounting standards Executive Committee has issued Statement of Position (SOP) 98-1, Costs of Software for Internal Use and Related Reengineering Costs, which is effective for fiscal years beginning after December 15, 1998. SOP 98-1 segments an internal use software project into stages and the accounting is based on the stage in which the cost in incurred.

   Management does not expect the adoption of the Statement of Financial Accounting Standards and SOP 98-1, referred to above, to have a material impact on the Company's results of operations or financial position

   In September 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards, No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which addresses the accounting for derivative instruments and provides for matching the timing of gain or loss recognition on the hedging instrument. Guidance on identifying derivative instruments is also provided as well as additional disclosures. SFAS 133 becomes effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Earlier application is permitted with certain exceptions. Management does not anticipate that adoption of SFAS 133 will have a material impact on the financial condition or results of operations of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BioShield Technologies, Inc. (the "Company"), a Georgia corporation organized in June, 1995 has since inception been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sales of its retail, industrial and institutional products.

         The Company is engaged in the research, development and commercialization of antimicrobia products to provide log term killing action of microorganisms responsible for cross contamination, viral contamination and the control of over 100 viral, bacteria, fungi and yeast organisms.

         The Company's retail consumer products, BioShield Protectant and BioShield Carpet & Upholstery Cleaner are currently available in supermarket chains including Kroger, A&P, Winn Dixie, and Cub Foods/Super Valu in Georgia and Winn Dixie in north Florida, and under the Duralast brand through independent distributors in the industrial and institutional market. These retail consumer products provide long-term protection against mold, mildew, stains, and odors.

         On October 19, 1998 the Company announced the EPA approval of the registrations of two of its core active antimicrobials, AM 500 and AM500I. These first two core active ingredients are capable of bonding to surfaces for a significant period of time and can, in many cases, provide a self-sanitizing surface depending on the type of surface. With these first approvals of its first two core antimicrobial active concentrates, the Company is in the process of developing a full line of industrial, institutional and related products to be introduced beginning in calendar year 1999.


RESULTS OF OPERATIONS.

COMPARISON OF THE QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30,
1997.

         The Company's net sales increased to $87,854 from $68,399 during the period ending September 30, 1998, when compared to the quarter ending September 30, 1997. The Company continued minimum sales within the United States in its original test market areas and anticipates a significant broadening of the Company's sales due primarily to the effect of receiving EPA approval on two core active molecules and an anticipated nationwide product launch into two primary market segments (i.e....Industrial & Institutional and Retail).

         Gross profit for the quarter ending September 30, 1998 was $54,118 compared to $45,554 for the same period ending September 30, 1997. Total operating expenses were $412,163 and $396,726 for the periods ending September 30, 1998 and September 30, 1997, respectively. The change was primarily due to increased marketing and selling costs. Marketing and selling expenses increased to $114,379 from 63,751 for the periods ending September 30, 1998 and September 30, 1997, respectively, in anticipation of EPA regulatory approvals of the Company's first two antimicrobial active concentrates for product launches in 1999. General and administration expenses decreased from $296,511 to $259,982 for the quarter ended September 30, 1997 to the quarter ended September 30, 1998 due mainly to a reduction in regulatory consulting. Research and development stayed at basically the same level as the prior year's quarter.

         The Company's net loss modestly increased for the quarter ending September 30, 1998 compared to September 30, 1997. The net loss for the quarter ending September 30, 1998 was $373,562 compared to $349,135 for the same quarter in the previous year. Interest income for three month period ending September 30, 1998 was $818, but was offset by interest expense from private note holders of $16,335.

LIQUIDITY AND CAPITAL RESOURCES

         Upon the completion of the Company's Initial Public offering on September 29, 1998 the net proceeds to the Company was $5,491,056 after payment of the non accountable expense allowance, underwriters discount, blue-sky registrations and attorneys fees, leaving the Company with a net cash position of $5,739,061 at September 30, 1998 as compared to $1,636 at June 30, 1998.

         Cash used in operating activities was $240,673 compared to $403,568 for the three month periods ending September 30, 1998 and 1997 respectively. The decrease in cash consumption was due to a significant decrease in EPA regulatory cost associated with required regulatory testing and the establishment of protocols. The Company anticipates a significant increase in reserach and development activities in the next fiscal year. The Company believes that it has adequate cash on hand to fund its operations for the next 12 months

FORWARD-LOOKING STATEMENTS

         When used in this Form 10-QSB, the words or phrases "will likely result," "are expected to, " "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES

         The Company has developed and is implementing a comprehensive plan to address issues related to Year 2000. The organizational simplicity of the Company's business structure, which relies heavily on few manufacturers and a network of third party distributors, greatly limits the direct financial impact on the Company to become fully Year 2000 compliant.

         Following its initial Public Offering, the Company upgraded its network of computers and software to become Year 2000 compliant. All computer software and hardware as well as laboratory and analytical instrumentation purchased by the Company will be Year 2000 compliant.

         Lastly, the Company is in the process of surveying each of its raw material suppliers, manufacturing resources and distributors to assure their Year 2000 readiness.

         The Company's management believes that the risks facing the Company relating to Year 2000 issues are minimal. All business related computer systems are fully Year 2000 compatible. Critical raw materials and manufacturing requirements are available from multiple sources and the Company can serve its distributors without reliance on computers.

PART II.  OTHER INFORMATION

ITEMS 1, 3, 4 AND 5.  NOT APPLICABLE

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)      Not applicable.

(b)      Use of proceeds for the period ending September 30, 1998.

         (1)               Effective Date:                    September 28, 1998
                           SEC File Number:                   333-57767
         (2)               Offering Date:                     September 29, 1998
         (4)    (i)        The offering has terminated; all securities registered
                                    were sold.
         (4)    (ii)       Managing Underwriter:              Tejas Securities Group, Inc.
         (4)    (iii)               Title of Securities:      Units
         (4)    (iv)       Amount Registered:                                   750,000
                           Aggregate Offering Price:                            $6,500,000
                           Amount Sold:                                         750,000
                           Aggregate Offering Price Sold:                       $6,500,000
         (4)    (v)        Underwriting Discount and Commissions                $650,000
                           Other Expenses                                       $415,000
                           Total Expenses                                       $1,065,000
         (4)    (vi)       Net Offering Proceeds                                $5,435,000
         (4)    (vii)      Use of Net Offering Proceeds:
                           Debt and Liabilities Retirement                      $892,133
                           EPA testing                                          $736,635
                           FDA Update for Master File                           $244,549
                           Marketing                                            $785,745
                           Leasehold Improvements & Lab Equipment               $205,000
                           Advertising Campaign (Retail)                        $818,500
                           Regulatory Consulting                                $432,950
                           Research and Development                             $712,080
                           Working Capital and general corporate purposes       $607,408

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

(a)      Exhibits

         27    - Financial Data Schedule (For SEC use only)

(b)      Reports on Form 8-KSB

         None.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         BioShield Technologies, Inc.


Date:  November 13, 1998               /s/TIMOTHY C. MOSES
                                       ------------------------------------
                                       TIMOTHY C. MOSES
                                       President and
                                       Chief Executive Officer


Date:  November 13, 1998               /s/DANIEL SWAYE
                                       ------------------------------------
                                       DANIEL SWAYE
                                       Vice President Finance
                                       (Principal Financial Officer)

BIOSHIELD TECHNOLOGIES, INC.

EXHIBIT INDEX

Exhibit
Number   Description                                          Page
------   -----------                                          ----
27       Financial Data Schedule (For SEC Use only)