Form 10QSB
period 1998-12-31
BIOSHIELD TECHNOLOGIES INC
filed 1999-02-12
CIK 1059623

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

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

                                 Yes [X] No [ ]

      As of February 8, 1999, there were 6,144,125 outstanding shares of the Registrant's Common Stock, no par value per share.

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS:

                                                                              PAGE
                                                                              ----
1) Balance Sheets as of December 31, 1998 (unaudited) and June 30, 1998 ......3


2) Statements of Operations for the three and six month periods ended
   December 31, 1998 and 1997 (unaudited).....................................4


3) Statements of Operations from June 1, 1995 (inception) thru December 31,
   1998 and 1997 (unaudited)..................................................5


4) Statement of Changes in Stockholders' Equity (Deficit) for the six month period ended December 31, 1998 (unaudited).................................6


5) Statements of Cash Flows for the six month periods ended December
   31, 1998 and 1997 (unaudited) and from June 1, 1995 (inception) thru
   December 31, 1998 and 1997 (unaudited).....................................7


6) Notes to Financial Statements..............................................8


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................11



PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K....................................13


Signatures....................................................................13


Exhibit Index.................................................................14


                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                                 BALANCE SHEETS

                                     ASSETS

                                                        (Unaudited)
                                                        December 31,            June 30,
                                                            1998                  1998
                                                        -----------           -----------
CURRENT ASSETS
   Cash                                                 $ 3,525,550           $     1,636
   Marketable securities                                     70,000                    --
   Accounts receivable                                      166,847               110,081
   Inventories                                              131,072               157,784
   Prepaid expenses and other current assets                 56,080                 2,500
                                                        -----------           -----------
         Total current assets                             3,949,549               272,001

PROPERTY AND EQUIPMENT, NET                                 121,130               104,711

DEPOSITS AND OTHER LONG-TERM
   ASSETS                                                    99,447                60,911
                                                        -----------           -----------

                                                        $ 4,170,126           $   437,623
                                                        ===========           ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                        $        --           $   450,000
   Notes payable - other                                     12,500               205,000
   Accounts payable                                         192,427               309,538
   Accrued payroll                                           30,402               315,361
   Accrued expenses and interest payable                     74,532                18,377
                                                        -----------           -----------
         Total current liabilities                          309,861             1,298,276

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value; 50,000,000
     shares authorized, 6,144,125 and 4,395,040
     issued and outstanding at December 31, 1998,
     and June 30, 1998, respectively                      6,480,678             1,153,001
   Additional paid-in capital                               715,300               329,050
   Accumulated other comprehensive losses                   (35,000)                   --
   Deficit accumulated during the development stage      (3,300,713)           (2,342,704)
                                                        -----------           -----------
                                                          3,860,265              (860,653)
                                                        -----------           -----------

                                                        $ 4,170,126           $   437,623
                                                        ===========           ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                         Three months ended                   Six months ended
                                            December 31,                        December 31,
                                       1998              1997              1998              1997
                                   -----------       -----------       -----------       -----------
Net sales                          $   144,842       $   140,213       $   232,697       $   208,612
Cost of sales                           62,337            52,142            96,072            74,987
                                   -----------       -----------       -----------       -----------

   Gross profit                         82,505            88,071           136,625           133,625

Operating expenses
   Marketing and selling               299,615            79,737           413,994           143,488
   General and administrative          328,475           168,573           588,457           465,084
   Research and development             74,982            43,015           112,784            79,479
                                   -----------       -----------       -----------       -----------
                                       703,072           291,325         1,115,235           688,051
                                   -----------       -----------       -----------       -----------

       Loss from operations           (620,567)         (203,254)         (978,610)         (554,426)

Other income (expense)
   Interest income                      36,435               204            37,253             2,241
   Interest expense                       (315)               --           (16,652)               --
                                   -----------       -----------       -----------       -----------

       Net loss before
        income taxes                  (584,447)         (203,050)         (958,009)         (552,185)
Income tax (expense) benefit                --                --                --                --
                                   -----------       -----------       -----------       -----------

       Net loss                       (584,447)         (203,050)         (958,009)         (552,185)

Other comprehensive loss,
   unrealized holding loss
   on securities                       (35,000)               --           (35,000)               --
                                   -----------       -----------       -----------       -----------

       Comprehensive loss          $  (619,447)      $  (203,050)      $  (993,009)      $  (552,185)
                                   ===========       ===========       ===========       ===========

Net loss per common share
 Basic                             $     (0.10)            (0.05)      $     (0.18)      $     (0.13)
                                   ===========       ===========       ===========       ===========

Weighted average shares              6,144,125         4,395,040         5,445,573         4,395,040
                                   ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                       (Unaudited)
                                                 June 1, 1995 (inception)
                                                      to December 31,
                                                  1998              1997
                                              -----------       -----------

Net sales                                     $ 1,470,482       $   983,927
Cost of sales                                     566,553           390,809
                                              -----------       -----------

   Gross profit                                   903,929           593,118

Operating expenses
  Marketing and selling                         1,105,934           362,483
  General and administrative                    2,618,868         1,360,783
  Research and development                        528,912           338,355
                                              -----------       -----------
                                                4,253,714         2,061,621
                                              -----------       -----------

       Loss from operations                    (3,349,785)       (1,468,503)

Other income (expense)
  Consulting income, net                           39,908            39,908
  Interest income                                  44,191             5,635
  Interest expense                                (35,027)               --
                                              -----------       -----------

       Net loss before
        income taxes                           (3,300,713)       (1,422,960)

Income tax (expense) benefit                           --                --
                                              -----------       -----------

       Net loss                                (3,300,713)       (1,422,960)

Other comprehensive loss,
   unrealized holding loss on securities          (35,000)               --
                                              -----------       -----------

       Comprehensive loss                     $(3,335,713)      $(1,422,960)
                                              ===========       ===========

Net loss per common share
  Basic                                       $     (0.75)      $     (0.34)
                                              ===========       ===========

Weighted average shares                         4,400,666         4,198,291
                                              ===========       ===========



The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                   For the Six Months Ended December 31, 1998
                                   (Unaudited)

                                                                                               Deficit
                                           Common stock                      Accumulated     accumulated
                                           no par value          Additional     other          during the
                                     ------------------------      paid-in   comprehensive   development
                                       Shares        Amount        capital      losses           stage            Total
                                     ---------     ----------    ----------  -------------   -----------      -----------
Balance at June 30, 1998             4,395,040     $1,153,001     $329,050   $       --      $(2,342,704)     $  (860,653)
Net proceeds from initial public
   offering of shares                1,300,000      5,103,135           --           --               --        5,103,135
Contribution of capital                     --             --      325,000           --               --          325,000
Exercise of stock warrants             449,085        224,542           --           --               --          224,542
Issuance of stock options for
   services rendered                        --             --       61,250           --               --           61,250
Unrealized loss on securities               --             --           --      (35,000)              --          (35,000)
Net loss - July 1, 1998
   through December 31, 1998                --             --           --           --         (958,009)        (958,009)
                                     ---------     ----------     --------     --------      -----------      -----------

Balance at December 31, 1998         6,144,125     $6,480,678     $715,300     $(35,000)     $(3,300,713)     $ 3,860,265
                                     =========     ==========     ========     ========      ===========      ===========




























The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                   (Unaudited)                        (Unaudited)
                                                 Six months ended               June 1, 1995 (inception)
                                                   December 31,                     to December 31,
                                               1998            1997              1998              1997
                                           -----------       ---------       -----------       -----------
Cash flows from operating activities:
 Net loss                                  $  (958,009)      $(552,185)      $(3,288,213)      $(1,422,960)
 Adjustments to reconcile net loss
   to net cash used in operating
   activities:
     Depreciation expense                       10,347           6,151            42,813            24,191
     Issuance of stock and stock
       options for services rendered            61,250              --           327,800           122,400
     Changes in operating assets
       and liabilities:
         (Increase) decrease in:
            Accounts receivable                (56,766)        (32,228)         (166,847)          (61,522)
            Inventory                           26,712         (30,443)         (131,072)         (172,637)
            Deposits and other assets          (92,116)          5,286          (170,632)          (89,691)
         Increase (decrease) in:
            Accounts payable                  (117,111)        106,517           192,427           275,397
            Accrued liabilities and
              payroll                         (228,804)         (2,583)          104,934           304,349
                                           -----------       ---------       -----------       -----------
       Net cash used in operating
         activities                         (1,354,497)       (499,485)       (3,088,790)       (1,020,473)
                                           -----------       ---------       -----------       -----------

Cash flows from investing activities:
 Purchase of marketable securities            (105,000)             --          (105,000)               --
 Capital expenditures                          (26,766)        (72,368)         (148,838)         (117,960)
                                           -----------       ---------       -----------       -----------
       Net cash used in investing
         activities                           (131,766)        (72,368)         (253,838)         (117,960)
                                           -----------       ---------       -----------       -----------

Cash flows from financing activities:
 Proceeds from debt                                 --              --           655,000                --
 Principal payments on debt                   (642,500)             --          (642,500)               --
 Contribution to capital                       325,000              --           375,000                --
 Private offering of stock, net                     --         187,500         1,153,001         1,153,001
 Proceeds of public offering                 6,500,000              --         6,500,000                --
 Stock issuance costs                       (1,396,865)             --        (1,396,865)               --
 Proceeds from warrants                        224,542              --           224,542                --
                                           -----------       ---------       -----------       -----------
         Net cash provided by
            financing activities             5,010,177         187,500         6,868,178         1,153,001
                                           -----------       ---------       -----------       -----------

Net increase (decrease) in cash              3,523,914        (384,353)        3,525,550            14,568

Cash at beginning of period                      1,636         398,921                --                --
                                           -----------       ---------       -----------       -----------

Cash at end of period                      $ 3,525,550       $  14,568       $ 3,525,550       $    14,568
                                           ===========       =========       ===========       ===========

The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                December 31, 1998

 NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1998 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended June 30, 1998.


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


NOTE D - INITIAL PUBLIC OFFERING

   On September 29, 1998, the Company offered 650,000 Units for sale pursuant to regulations established by the Securities Act of 1934 ("the Offering"). Each Unit consists of two shares of common stock ("the Shares") no par value, and two Redeemable Common Stock Purchase Warrants ("the Warrants"). The initial public offering price of the Units was $10.00 per Unit. The Shares and Warrants included in the Units may not be separately traded until six months from September 29, 1998, unless earlier separated upon ten day's written notice from the Representatives to the Company.

   The entire 650,000 Units offered were purchased by investors at $10.00 per Unit. The gross proceeds of $6,500,000 were reduced by costs associated with the Offering. Costs associated with the Offering totaled $1,396,865, with $1,008,944 recorded during the first quarter ended September 30, 1998 and $387,921 recorded during the second quarter ended December 31, 1998. Net proceeds of the Offering were $5,103,135.

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1998



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

   Management does not expect the adoption of the Statement of Financial Accounting Standards and SOP 98-1, referred to above, to have a material impact on the Company's results of operations or financial position.


NOTE F - STOCK OPTIONS AND WARRANTS

   During the six months ended December 31, 1998, the following changes occurred in outstanding stock options and warrants:

         Options outstanding at June 30, 1998                       270,000
         Options granted                                            560,000
         Options cancelled                                                -
         Options exercised                                                -
                                                                  ---------

         Options outstanding at December 31, 1998                   830,000
                                                                  =========

         Warrants outstanding at June 30, 1998                    1,138,252
         Warrants granted                                         1,300,000
         Warrants cancelled                                               -
         Warrants exercised                                        (449,085)
                                                                  ---------

         Warrants outstanding at December 31, 1998                1,989,167
                                                                  =========

                          BioShield Technologies, Inc.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                December 31, 1998



NOTE G - COMPREHENSIVE LOSS

   The Company was required to adopt SFAS No. 130, Reporting Comprehensive Income, for its fiscal year beginning July 1, 1998. The statement establishes standards for reporting and display of comprehensive income or loss and their components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

BioShield Technologies. Inc. (the "Company"), a Georgia Corporation organized in June, 1995 has since inception been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products.

The Company is engaged in the research, development and commercialization of antimicrobial products to provide long term killing action of microorganisms responsible for cross contamination and viral contamination. These products inhibit and control the growth of over 100 viral, bacteria, fungi and yeast organisms.

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three month period ended December 31, 1998 were $144,842, an increase of 3% over the equivalent period one year ago. Net sales for the six month period ended December 31, 1998 were $232,697, an increase of 12% over the same period last year. The increase in sales was due mainly to initial shipments of products to Jittney Jungle Stores of America and Bruno's, Inc., two new grocery chain customers.

Gross profit as a percentage of net sales decreased to 59% during the six month period ended December 31, 1998 from 64% for the same six month period last year. The decrease was principally due to the concentration of sales in the retail product area during the period.

Marketing and selling expenses of $413,994 for the six month period ended December 31, 1998 were $270,506 higher than for the first half of last year. The increase reflects the impact of additional staffing and related expenses to support retail sales as well as the implementation of a private label sales program.

General and administrative expenses of $588,457 for the six month period ended December 31, 1998 were $123,373, 27% higher than the same period last year. The increase was primarily due to an increase in staff and expenses associated with building a corporate infrastructure.

Research and development expenses of $112,784 for the six month ended December 31, 1998 were $33,305, 42% higher than the first half of last year. The increase was due to additional staff and costs associated with ongoing projects and filings.

Interest income of $37,253 for the six month ended December 31, 1998 was $35,012 higher than the interest income for the equivalent period last year. The increase was due to a larger cash balance as a result of the initial public offering.

Interest expense was $16,652 for the six month period and $315 for the three month period ended December 31, 1998. The interest expense relates primarily to payment of interest due to private note holders. All such notes have been paid as of December 31, 1998.

                                    LIQUIDITY

The Company's cash and cash equivalents totaled $3,525,550 on December 31, 1998, an amount $3,523,914 higher than at the end of the previous fiscal year due to the completion of the initial public offering during the period. The Company believes that it has sufficient resources to meet its short term operating needs. The Company expects to continue to incur substantial operating losses and use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital within the next twelve months. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing stockholders.

                           FORWARD-LOOKING STATEMENTS

When used in this form 10-QSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                               YEAR 2000 READINESS

The Company has developed and is implementing a comprehensive plan to address issues related to Year 2000. The organizational simplicity of the Company's business structure, which relies heavily on third party manufacturers and a network of third party distributors, greatly limits the direct financial impact on the Company to become fully Year 2000 compliant.

The Company's management believes that the risks facing the Company related to Year 2000 issues are minimal. The Company is currently upgrading all computers and software to insure Year 2000 compliance. Critical raw material and manufacturing requirements are available from multiple sources and the Company can serve its customers without reliance on computers.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

         On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999
(July 1, 1999 for the Company). FAS 133 requires that all derivatives instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

PART II.  OTHER INFORMATION

ITEMS 1-5.  NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB

         (a)      Exhibits


         27.1     Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-KSB

                  None.



SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BIOSHIELD TECHNOLOGIES, INC..


Date:  February 12, 1999            /s/TIMOTHY C. MOSES
                                    --------------------------
                                        TIMOTHY C. MOSES
                                    President and
                                    Chief Executive Officer

Date:  February 12, 1999            /s/DANIEL E. SWAYE
                                    --------------------------
                                           DANIEL E. SWAYE
                                    Vice President Finance
                                    (Principal Financial Officer)

                          BIOSHIELD TECHNOLOGIES, INC.

                                  EXHIBIT INDEX


Exhibit
Number       Description                                           Page
------       -----------                                           ----

27           Financial Data Schedule (For SEC Use Only)
                                                                   ----