Form 10QSB
period 1999-03-31
BIOSHIELD TECHNOLOGIES INC
filed 1999-05-17
CIK 1059623

                                  FORM 10-QSB


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                            Yes [X]         No [ ]

       As of May 13, 1999, there were 6,147,591 outstanding shares of the Registrant's Common Stock, no par value per share.

                          BIOSHIELD TECHNOLOGIES, INC.

                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:


                                                                                                            Page

1)    Balance Sheets as of March 31, 1999 (unaudited) and June 30, 1998.................................... 3

2)    Statements of Operations for the three and nine month periods ended
      March 31, 1999 and 1998 (unaudited).................................................................. 4

3)    Statements of Operations from June 1, 1995 (inception) thru March 31,
      1999 and 1998 (unaudited)............................................................................ 5

4)    Statement of Changes in Stockholders' Equity (Deficit) for the nine month period ended March 31, 1999 (unaudited).............................................................. 6

5)    Statements of Cash Flows for the nine month periods ended March 31, 1999 and 1998 (unaudited) and from June 1, 1995 (inception) thru
      March 31, 1999 and 1998 (unaudited).................................................................. 7

6)    Notes to Financial Statements........................................................................ 8

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................ 11


PART II.          OTHER INFORMATION........................................................................ 14

ITEM 6.           Exhibits and Reports on Form 8-KSB

Signatures................................................................................................. 15

Exhibit Index.............................................................................................. 16

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                                 BALANCE SHEETS


                                             ASSETS
                                                                    (Unaudited)
                                                                      March 31,          June 30,
                                                                        1999               1998
                                                                     -----------       -----------
CURRENT ASSETS
   Cash                                                              $ 2,868,543       $     1,636
   Marketable securities                                                  91,000                --
   Accounts receivable                                                   127,254           110,081
   Inventories                                                           100,350           157,784
   Prepaid expenses and other current assets                              53,574             2,500
                                                                     -----------       -----------
         Total current assets                                          3,240,721           272,001

PROPERTY AND EQUIPMENT, NET                                              120,341           104,711

DEPOSITS AND OTHER LONG-TERM
   ASSETS                                                                115,450            60,911
                                                                     -----------       -----------

                                                                     $ 3,476,512       $   437,623
                                                                     ===========       ===========


                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable                                                     $        --       $   450,000
   Notes payable - other                                                  12,500           205,000
   Accounts payable                                                       71,466           309,538
   Accrued payroll                                                        10,289           315,361
   Accrued expenses and interest payable                                  78,943            18,377
                                                                     -----------       -----------
         Total current liabilities                                       173,198         1,298,276

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock, no par value; 50,000,000
     shares authorized, 6,144,125 and 4,395,040
     issued and outstanding at March 31, 1999,
     and June 30, 1998, respectively                                   6,480,738         1,153,001
   Additional paid-in capital                                            715,300           329,050
   Accumulated other comprehensive losses                                (14,000)               --
   Deficit accumulated during the development stage                   (3,878,724)       (2,342,704)
                                                                     -----------       -----------
                                                                       3,303,314          (860,653)
                                                                     -----------       -----------

                                                                     $ 3,476,512       $   437,623
                                                                     ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                              Three months ended                    Nine months ended
                                                   March 31,                             March 31,
                                             1999              1998              1999              1998
                                         -----------       -----------       -----------       -----------

Net sales                                $    53,486       $   115,658       $   286,182       $   324,270
Cost of sales                                 24,654            38,167           120,726           113,154
                                         -----------       -----------       -----------       -----------

     Gross profit                             28,832            77,491           165,456           211,116

Operating expenses
   Marketing and selling                     196,442           135,172           610,436           278,660
   General and administrative                348,401           301,333           936,858           766,417
   Research and development                   98,561            37,887           211,345           117,366
                                         -----------       -----------       -----------       -----------
                                             643,404           474,392         1,758,639         1,162,443
                                         -----------       -----------       -----------       -----------

         Loss from operations               (614,572)         (396,901)       (1,593,183)         (951,327)

Other income (expense)
   Interest income                            36,870               880            74,123             3,121
   Interest expense                             (308)               --           (16,960)               --
                                         -----------       -----------       -----------       -----------

         Net loss before
           income taxes                     (578,010)         (396,021)       (1,536,020)         (948,206)

Income tax (expense) benefit                      --                --                --                --
                                         -----------       -----------       -----------       -----------

         Net loss                           (578,010)         (396,021)       (1,536,020)         (948,206)

Other comprehensive  income (loss),
   unrealized holding income (loss)
   on securities                              21,000                --           (14,000)               --
                                         -----------       -----------       -----------       -----------

         Comprehensive loss              $  (557,010)      $  (396,021)      $(1,550,020)      $  (948,206)
                                         ===========       ===========       ===========       ===========

Net loss per common share
   Basic                                 $     (0.09)      $     (0.09)      $     (0.27)      $     (0.22)
                                         ===========       ===========       ===========       ===========

Weighted average shares                    6,144,125         4,395,040         5,675,024         4,395,040
                                         ===========       ===========       ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF OPERATIONS



                                                                          (Unaudited)
                                                                    June 1, 1995 (inception)
                                                                          to March 31,
                                                                    1999               1998
                                                                 -----------       -----------
Net sales                                                        $ 1,523,968       $ 1,099,585
Cost of sales                                                        591,207           428,976
                                                                 -----------       -----------

     Gross profit                                                    932,761           670,609

Operating expenses
   Marketing and selling                                           1,302,376           497,655
   General and administrative                                      2,967,269         1,662,116
   Research and development                                          627,473           376,242
                                                                 -----------       -----------
                                                                   4,897,118         2,536,013
                                                                 -----------       -----------

         Loss from operations                                     (3,964,357)       (1,865,404)

Other income (expense)
   Consulting income, net                                             39,908            39,908
   Interest income                                                    81,061             6,515
   Interest expense                                                  (35,336)               --
                                                                 -----------       -----------

         Net loss before
           income taxes                                           (3,878,724)       (1,818,981)
Income tax (expense) benefit                                              --                --
                                                                 -----------       -----------

         Net loss                                                 (3,878,724)       (1,818,981)

Other comprehensive income (loss),
   unrealized holding income (loss) on securities                    (14,000)               --
                                                                 -----------       -----------

         Comprehensive loss                                      $(3,892,724)      $(1,818,981)
                                                                 ===========       ===========

Net loss per common share
   Basic                                                         $     (0.86)      $     (0.43)
                                                                 ===========       ===========

Weighted average shares                                            4,512,746         4,215,400
                                                                 ===========       ===========



The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)



             STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                    For the Nine Months Ended March 31, 1999
                                  (Unaudited)

                                                                                                    Deficit
                                            Common stock                         Accumulated      accumulated
                                            no par value            Additional       other         during the
                                      -------------------------      paid-in     comprehensive    development
                                        Shares         Amount        capital     income (loss)       stage             Total
                                      ---------      ----------     ----------   -------------    -----------       -----------
Balance at June 30, 1998              4,395,040      $1,153,001      $329,050      $     --       $(2,342,704)      $  (860,653)
Net proceeds from initial public
   offering of shares                 1,300,000       5,103,195            --            --                --         5,103,195
Contribution of capital                      --              --       325,000            --                --           325,000
Exercise of stock warrants              449,085         224,542            --            --                --           224,542
Issuance of stock options for
   services rendered                         --              --        61,250            --                --            61,250
Unrealized loss on securities                --              --            --       (14,000)               --           (14,000)
Net loss - July 1, 1998
   through March 31, 1999                    --              --            --            --        (1,536,020)       (1,536,020)
                                      ---------      ----------      --------      --------       -----------       -----------

Balance at March 31, 1999             6,144,125      $6,480,738      $715,300      $(14,000)      $(3,878,724)      $ 3,303,714
                                      =========      ==========      ========      ========       ===========       ===========









The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS



                                                      (Unaudited)                       (Unaudited)
                                                   Nine months ended              June 1, 1995 (inception)
                                                       March 31,                        to March 31,
                                                1999             1998             1999              1998
                                             -----------       ---------       -----------       -----------
Cash flows from operating activities:
   Net loss                                  $(1,536,020)      $(948,206)      $(3,878,724)      $(1,818,981)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation expense                       16,762          10,288            49,228            28,328
       Issuance of stock and stock
         options for services rendered            61,250          58,200           340,300           180,600
       Changes in operating assets
         and liabilities:
           (Increase) decrease in:
              Accounts receivable                (17,173)        (74,367)         (127,254)         (103,661)
              Inventory                           57,434         (18,699)         (100,350)         (160,893)
              Deposits and other assets         (105,613)         16,462          (184,129)          (78,515)
           Increase (decrease) in:
              Accounts payable                  (238,072)         19,917            71,466           188,797
              Accrued liabilities and
                payroll                         (244,506)         13,195            89,232           320,127
                                             -----------       ---------       -----------       -----------
         Net cash used in operating
           activities                         (2,005,938)       (923,210)       (3,740,231)       (1,444,198)
                                             -----------       ---------       -----------       -----------

Cash flows from investing activities:
   Purchase of marketable securities            (105,000)             --          (105,000)               --
   Capital expenditures                          (32,392)        (72,368)         (154,464)         (117,960)
                                             -----------       ---------       -----------       -----------
         Net cash used in investing
           activities                           (137,392)        (72,368)         (259,464)         (117,960)
                                             -----------       ---------       -----------       -----------

Cash flows from financing activities:
   Proceeds from debt                                 --         630,000           655,000           630,000
   Principal payments on debt                   (642,500)             --          (642,500)               --
   Contribution to capital                       325,000              --           375,000                --
   Private offering of stock, net                     --         187,500         1,153,001         1,153,001
   Proceeds of public offering                 6,500,000              --         6,500,000                --
   Stock issuance costs                       (1,396,805)             --        (1,396,805)               --
   Proceeds from warrants                        224,542              --           224,542                --
                                             -----------       ---------       -----------       -----------
           Net cash provided by
              financing activities             5,010,237         817,500         6,868,238         1,783,001
                                             -----------       ---------       -----------       -----------

Net increase (decrease) in cash                2,866,907        (178,078)        2,868,543           220,843

Cash at beginning of period                        1,636         398,921                --                --
                                             -----------       ---------       -----------       -----------

Cash at end of period                        $ 2,868,543       $ 220,843       $ 2,868,543       $   220,843
                                             ===========       =========       ===========       ===========


The accompanying notes are an integral part of these statements.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 March 31, 1999



NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 1999 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the Financial Statements and notes for the fiscal year ended June 30, 1998.


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


NOTE D - INITIAL PUBLIC OFFERING

   On September 29, 1998, the Company offered 650,000 Units for sale pursuant to regulations established by the Securities Act of 1934 ("the Offering"). Each Unit consists of two shares of common stock ("the Shares") no par value, and two Redeemable Common Stock Purchase Warrants ("the Warrants"). The initial public offering price of the Units was $10.00 per Unit. The Shares and Warrants included in the Units were split apart and began to trade separately on the NASDAQ Small Cap Market effective March 29, 1999.

   The entire 650,000 Units offered were purchased by investors at $10.00 per Unit. The gross proceeds of $6,500,000 was reduced by costs associated with the Offering. Costs associated with the Offering totaled $1,396,805. Net proceeds of the Offering were $5,103,195.

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999



NOTE E - STOCK OPTIONS AND WARRANTS

   During the nine months ended March 31, 1999, the following changes occurred in outstanding stock options and warrants:

         Options outstanding at June 30, 1998                        270,000
         Options granted                                             592,000
         Options cancelled                                                --
         Options exercised                                                --
                                                                   ---------

         Options outstanding at March 31, 1999                       862,000
                                                                   =========

         Warrants outstanding at June 30, 1998                     1,138,252
         Warrants granted                                          1,365,000
         Warrants cancelled                                               --
         Warrants exercised                                         (449,085)
                                                                   ---------

         Warrants outstanding at March 31, 1999                    2,054,167
                                                                   =========

                          BioShield Technologies, Inc.
                         (A Development Stage Company)

                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                                 March 31, 1999



NOTE F - COMPREHENSIVE LOSS

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

BioShield Technologies. Inc. (the "Company"), a Georgia Corporation organized in June, 1995 has since inception been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products. These products may provide long term killing action of microorganisms responsible for cross contamination and viral contamination. Many of these products inhibit and control the growth of over 100 viral, bacteria, fungi and yeast organisms.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales for the three month period ended March 31, 1999 were $53,486, a decrease of $62,172 over the same period last year. Net sales for the nine month period ended March 31, 1999 were $286,182, a decrease of 12% compared to the same period one year ago. The decrease in sales was due mainly to initial shipments of products to stock new grocery chain customers during the same periods in the previous year.

Gross profit as a percentage of net sales decreased to 54% for the three month period ended March 31, 1999 from 67% for the same three month period last year. Also, gross profit as a percentage of net sales decreased to 58% for the nine month period ended March 31, 1999 from 65% for the same nine month period in the prior year. These decreases were mainly due to a product mix weighed more toward retail sales which have lower profit margins rather than industrial sales which have higher profit margins during both the three and nine month periods.

Marketing and selling expenses were $196,442 for the three month period and $610,436 for the nine month period ended March 31, 1999. This represents an increase of $61,270 and $331,776 over the same prior year periods. The increase reflects the impact of additional staffing and related expenses to support the retail and private label sales program as well as an increase in advertising costs associated with the initial phases of the OdorFree(TM) product line rollout. The OdorFree(TM) product line is designed to compete in the multimillion dollar odor elimination packaged goods category.

General and administrative expenses were $348,401 for the three month and $936,858 for the nine month periods ending March 31, 1999. These amounts represent a $47,068 increase for the three month and $170,441 increase for the nine month periods compared to last year. These higher costs were primarily due to an increase in staff and expenses associated with staffing the Company's corporate infrastructure.

Research and development expenses of $98,561 for the three months ended March 31, 1999 were $60,674 higher than the same quarter last year. For the nine month period ended March 31, 1999, these costs increased $93,979 when compared to the prior year. The increase was due to additional staff and costs associated with ongoing projects and testing related to future EPA applications.

Interest income was $36,870 for the three month and $74,123 for the nine month periods ended March 31, 1999. This represents an increase of $35,990 and $71,002 over the respective period last year. The increase was due to a larger invested cash balance as a result of the initial public offering.

Interest expense was $308 for the three month period and $16,960 for the nine month period ended March 31, 1999. The interest expense relates mainly to interest paid to private note holders who loaned an aggregate of $450,000 to the Company in the first and second quarter of 1998. All such notes have been paid as of March 31, 1999.

LIQUIDITY

The Company's cash and cash equivalents totaled $2,868,543 on March 31, 1999, an amount $2,866,907 higher than at the end of the previous fiscal year due to the completion of the initial public offering during the period. The Company believes that it has sufficient resources to meet its short term operating needs. The Company expects to continue to incur substantial operating losses and use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital within the near future. No assurance can be given that the Company will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing shareholders.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (July 1, 1999 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of FAS 133 will not have a significant effect on the Company's results of operations or its financial position.

SUBSEQUENT EVENTS

In April 1999, the Company formed a wholly-owned subsidiary named Allergy Superstore.com, Inc. to sell drugs, certain of the Company's products and other allergy related products to consumers over the internet. This subsidiary is still in its organization stages. The Company expects that this subsidiary will commence sales of allergy products over the internet in the third or fourth calendar quarters of 1999. The Company will initially fund the development costs of this subsidiary. However, the Company anticipates requiring substantial capital in order to complete the development and implement the operation of this subsidiary. The Company anticipates raising additional capital for this new venture through a private placement of securities in the very near future. The terms and structure of such a private placement transaction have not as yet been determined.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4, AND 5.  NOT APPLICABLE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-KSB.

(a)  Exhibits

     10.21 Employment Agreement between the Company and Daniel E. Swaye, dated October 8, 1998 (1)

     10.22 Amendment to Exclusive Sales and Distribution Agreement between the Company and Sanitary Coating Systems, LLP, dated as of February 12, 1999 (1)

     10.23    Agreement between the Company and John T. Adams, dated April 1, 1999 (1)

     10.24    Financial Advisory and Consulting Agreement between the Company and Grayson Financial Services, LLP, dated as of April 1, 1999
              (1)

     10.25 Financial Advisory and Consulting Agreement between the Company and C.L.R. Associates, dated as of April 1, 1999 (1)

     10.26    Certificate of Incorporation of Allergy Superstore.com, Inc. (1)

     10.27    Bylaws of Allergy Superstore.com, Inc. (1)

     10.28    1999 Directors Stock Option Plan of Allergy Superstore.com, Inc. (1)

     10.29    Form of Directors Nonqualified Initial Stock Option Grant of Allergy
              Superstore.com, Inc. (1)

     10.30    Form of Directors Nonqualified Succeeding Stock Option Grant of
              Allergy Superstore.com, Inc. (1)

     27       Financial Data Schedule (for SEC use only)

------------------------

(1)  Filed herewith



(b)  Reports on Form 8-KSB

     None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BioShield Technologies, Inc.


Date: May 13, 1999                     /s/  Timothy C. Moses
                                       ----------------------------------------
                                       TIMOTHY C. MOSES
                                       President and Chief Executive Officer


Date: May 13, 1999                     /s/  Daniel E. Swaye
                                       ----------------------------------------
                                       DANIEL E. SWAYE
                                       Vice President Finance
                                       (Principal Financial Officer)

                          BIOSHIELD TECHNOLOGIES, INC.


EXHIBIT INDEX

Exhibit
Number            Description                                                                             Page
-------           -----------                                                                             ----

10.21             Employment Agreement between the Company and Daniel E. Swaye, dated
                  October 8, 1998

10.22             Amendment to Exclusive Sales and Distribution Agreement between the
                  Company and Sanitary Coating Systems, LLP, dated as of February 12, 1999

10.23             Agreement between the Company and John T. Adams, dated April 1, 1999

10.24             Financial Advisory and Consulting Agreement between the Company and
                  Grayson Financial Services, LLP, dated as of April 1, 1999

10.25             Financial Advisory and Consulting Agreement between the Company and
                  C.L.R. Associates, dated as of April 1, 1999

10.26             Certificate of Incorporation of Allergy Superstore.com, Inc.

10.27             Bylaws of Allergy Superstore.com, Inc.

10.28             1999 Directors Stock Option Plan of Allergy Superstore.com, Inc.

10.29             Form of Directors Nonqualified Initial Stock Option Grant of Allergy
                  Superstore.com, Inc.

10.30             Form of Directors Nonqualified Succeeding Stock Option Grant of Allergy
                  Superstore.com, Inc.

27                Financial Data Schedule (for SEC use only)