Form 10KSB40
period 1999-06-30
BIOSHIELD TECHNOLOGIES INC
filed 1999-09-28
CIK 1059623

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                  FORM 10-KSB
                             ---------------------
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-24913

                             ---------------------

                          BIOSHIELD TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)

                       GEORGIA                                58-2181628
            (State or other jurisdiction                   (I.R.S. Employer
          of incorporation or organization)              Identification No.)
              4405 INTERNATIONAL BLVD.
                     SUITE B-109
                    NORCROSS, GA                                30093
       (Address of principal executive office)                (Zip Code)

                                 (770) 925-3432
                (Issuer's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                     NAME OF EACH EXCHANGE
TITLE OF EACH CLASS   ON WHICH REGISTERED
-------------------  ---------------------
       None                  None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           Common Stock and Warrants
                                (Title of Class)

    Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

    Issuer's revenues for the fiscal year ended December 31, 1999 were:
$13,769,000.

    The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 1999 was: $52,949,400.

    The number of shares outstanding of each class of registrant's common stock as of June 30, 1999 was: Common Stock, par value $0.10 per share, 6,322,315 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders to be held on November 22, 1999 are incorporated by reference in Part III of this Form 10-KSB.

    Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     BioShield Technologies, Inc. is a Georgia corporation, which was organized in 1995 to research, develop, and implement the use of the Company's surface modifying antimicrobials and biostatic products into a variety of end use markets. On April 7, 1999, BSTI created a subsidiary, Allergy Superstore.com, Inc. to develop electronic commerce via the Internet. The subsidiary subsequently changed its name to Electronic Medical Distribution, Inc. to better describe the scope of business activities anticipated by the subsidiary. As used in this report, the term "Company" refers to BioShield Technologies, Inc. ("BSTI") and its majority owned subsidiary Electronic Medical Distribution, Inc. ("eMD.com"), which is currently in a developmental phase and has not as yet commenced operations. The Company from its formation to date has been in the development stage, which means that its primary focus has been organizational activities, raising capital, regulatory approvals, research and development, and further investigation into new markets. The Company currently operates in two distinct business segments, antimicrobial and biostatic products for use within the retail and institutional markets (through BSTI) and pharmaceutical healthcare via the Internet (through eMD.com).

EMD.COM MEDICAL MANAGEMENT SOLUTION

     The advance of digital technology is creating a transformation of the healthcare industry. Patients are becoming empowered, knowledgeable consumers of healthcare and providers are striving to maintain a respected, leadership position in managing the health of their patients while maintaining their current income level. Evidence of this transformation is the 15,000 healthcare Web sites(1), many of which are attempting to become the "trusted" partner of the consumers and/or the providers in this emerging industry.

     eMD.com's unique vision is under development and is being designed as a solution for consumers with chronic medical conditions and their physicians that integrates point of care medication management, prescription fulfillment, pharmaceutical care services, electronic medical records, and a consumer-oriented healthcare Web site. eMD.com's strategy is to capture the patient and their prescription at the first possible opportunity -- in the physician's office during the encounter. Our integrated solution will improve the patient's knowledge, self-care capabilities, and convenience while simultaneously enhancing the efficiency and quality of the medical management by their physician. eMD.com currently intends to launch to the public in mid-December 1999.

     BSTI is comprised of four business divisions for the sale, distribution, and development of antimicrobial, biostatic, and medical related products for the Internet, retail, industrial, institutional, and OEM markets. BSTI has formed eMD.com, with an initial focus on asthma, allergy, and upper respiratory conditions, as a natural extension of its core expertise in controlling viruses and infectious diseases and to take advantage of its relationships with leading medical experts in these medical areas.

  Comprehensive Integrated Solution

     eMD.com's mission is to provide a point of care medication management system to providers that allows us to capture the patient and their prescription during the encounter with the doctor. This system will be integrated with our fulfillment services such that the prescription will be "in the mail" when the patient leaves the provider's office; requiring no further action by the patient. Additionally, we currently anticipate launching a medical call center service which will proactively manage the patient's use of their prescription medication. Our solution will be rounded out with a healthcare Web site that will offer comprehensive health information and services to the patient and the provider. All the information gathered throughout our solution will, subject to applicable law, be captured and made available to both the provider and the patient.

---------------

1E*OFFERING, July 27, 1999

     Point of Care Medication Management System and Optional Fulfillment Service. We intend to build a superior offering for physicians that we expect will increase their ability to practice state-of-the-art medicine for prescribing pharmaceutical products and managing medical information. We believe that we will be the first to market a physician-oriented point of care medication management system. Our state-of-the-art provider solution is currently expected focus initially on enhancing the patient-provider interaction for prescription drugs for physicians specializing in allergy, pulmonology and ENT. We intend to provide, at no cost to the provider, a point of care system that we currently anticipate will, subject to applicable law:

     - automate prescription writing

     - provide real-time verification of patient and product insurance/PBM coverage

     - evaluate the potential for allergy and drug interactions

     - optionally route the prescription order to the eMD.com fulfillment service

     At the point of prescription entry, the patient will have the option to access the eMD.com fulfillment service that will mail requested prescriptions, OTC medications, nutraceuticals, and ancillary products. Our prescription system will be designed to allow the provider to collect the patient's co-pay and will submit the remaining expense directly to the appropriate managed care organization. Since the patient will be introduced to the eMD.com fulfillment service in the physician's office, it is anticipated that the rate of capture will be high. When necessary, the physician will hand out a 3-day sample supply to the patient for use until the mail shipment arrives.

     As the patient checks out from the physician's office, our system will automatically print prescription records for both the patient and the provider. These records may contain coupons for product discounts on the eMD.com Web site, which will give us a unique promotional capability typically only found in retail establishments or direct mail. For those patients who elect not to use our fulfillment service, we will allow the prescription to be printed on demand.

     Electronic Medical Records. To improve physician productivity, our professional offering may in the future expand into online charting at the point of care and under certain conditions may lead to the development of a comprehensive electronic medical record system (EMR). However, no assurances can be given that such a system will be developed and/or implemented. While automating the medication management process is a first step for physician productivity, charting at the point of care would enable physicians to go beyond medication management to capture the encounter electronically.

     Pharmaceutical Care Services. The point of care medication management solution and EMR will be complimented by pharmaceutical care services. Consumers are frequently confused by their prescription instructions and often do not comply with the recommended regimen. The medical call center which is still under development will focus on these education and compliance issues with a reactive and proactive service for consumers. From a reactive perspective, it is currently anticipated that consumers will be able to call the eMD.com medical call center 24 hours a day and speak with a qualified pharmacist or physician for education and advice. In addition, for patients that require a more intensive compliance or case management regimen the medical call center which is still under development will be designed to proactively contact and case manage these designated patients under certain conditions. Selection of patients for the proactive, outbound call center service will be determined by the patients' physician.

     Healthcare Web site. Our ultimate goal is to become the largest provider of information, services and products (prescription drugs, OTC medications, nutraceuticals, and ancillary medical supplies) for consumers with chronic medical conditions and their providers. We will achieve this by building chronic condition-specific Internet solutions that exceed the needs of target customer segments.

     Initially, our focus will be on allergy, asthma, and upper respiratory conditions in order to leverage BioShield's extensive allergy/respiratory knowledge base and relationships with leading medical experts in these specialties. Our goal is to integrate these individual chronic condition solutions into a comprehensive health offering that creates scale advantages in systems, infrastructure and contractual relationships.

Underlying our consumer Web site will be a strong personalization capability that we expect will allow us to tailor our solution to the unique needs of each individual.

     eMD.com will seek to distinguish itself from other healthcare sites by simultaneously providing consumers with access to content, community, and commerce areas that specifically target the needs of people who deal with chronic medical conditions. Peer reviewed content from reputable sources will be provided to ensure that a high level of quality content is included on the site. This content will be consistently maintained and updated to guarantee that the site is the most current and comprehensive source for condition-specific information. Community areas will provide consumers with the ability to interact with other sufferers and experts in the field to learn more about managing their medical conditions. Through targeted e-commerce offerings, the site will also provide access to products and services that will help consumers more effectively cope with their health issues.

  Distinct Competitive Advantages

     While many of the components of eMD.com's proposed solution have been tried by others, eMD.com believes that it has unique abilities, approaches, and relationships that will provide competitive advantage in the market. BioShield brings established and respectable physicians who specialize in the target disease conditions to eMD.com. These physicians will be involved with the eMD.com throughout development of both the point of care medication management system and the healthcare Web site. They will provide active guidance to ensure the eMD.com offering will be valued highly by physicians, their patients, and the general public using the Web site. These physicians will bring instant credibility to eMD.com as we approach medical practitioners to join our team. BioShield also anticipates in the future to be able to open doors to practitioners through strong relationships with many pharmaceutical manufacturers.

  Aggressive Marketing Plan

     eMD.com has established a "physician-push", "consumer-pull" marketing strategy that it currently anticipates will result in rapid growth of the eMD.com physician network, high awareness of the healthcare Web site, and significant revenue growth. Physician marketing will be initially driven by a "networking" model, where physicians on the Medical Advisory Board will recruit an initial cadre of physicians who will, in turn, recruit others successively. We presently expect to commence our physician marketing in the next calendar quarter. An aggressive combination of traditional off line and online advertising, along with "push" from network physicians will drive traffic to the healthcare Web site. eMD.com believes that the combination of these efforts will rapidly allow eMD.com to achieve critical mass. However, no assurances can be given that eMD's strategy, focus and or marketing plan will be achieved or will otherwise be successful. Successful implementation of its strategy may involve the compliance with a myriad of state and federal laws, rules and regulations. eMD's efforts will require the immediate procurement of substantial additional capital. No assurances can be given that the Company will be able to raise the necessary capital.

STRONG PARTNERSHIP OPPORTUNITIES

     The Company is establishing relationships with organizations that can bring significant value to eMD.com. The Company will seek to collaborate with top medical institutions for educational content. eMD.com intends to form media partnerships with traditional and online news channels and publications oriented towards health related issues. The Company is currently in discussions with "brick and mortar" pharmacies to establish a complimentary physical presence and to lever the pharmacies' existing PBM relationships. Relationships with pharmaceutical manufacturers are being pursued in an effort to lower the cost of prescription drugs and to develop co-promotion and advertising for their products on the eMD.com healthcare Web site. The Company will seek develop other partnerships in the areas of fulfillment, technology, content, and marketing, which will strengthen the value of the eMD.com offering.

  Revenue Model

     eMD.com believes that it will generate revenue from several key sources including:

     - Prescription sales through the point of care medication management system and the healthcare Web site

     - Sales of OTC, nutraceutical, and ancillary products and services on the healthcare Web site

     - Advertising and sponsorships on the healthcare Web site

     - Subscriptions from the online doctor service (to be offered free initially and as a subscription service later)

     eMD believes that the bulk of revenues will be driven by sales of pharmaceutical products through the point of care medication management system. Thus, the Company's efforts will focus heavily on recruiting physicians into this network to drive revenues and profitability. No assurances can be given that eMD will be successful in this regard. The Company also expects to generate substantial revenue from the healthcare Web site and will focus on promoting the site heavily to increase awareness, drive traffic, enroll subscribers, and increase sales.

ANTIMICROBIAL BUSINESS

     The Company's primary focus in this area is to exploit its proprietary technology to become the leader in topical antimicrobials and biocides for consumer, industrial, institutional, environmental services, and medical device markets. BioShield products are an easily applied reactive coating technology that modifies surfaces of all types, by creating an invisible covalent bond between surfaces and a variety of chemical agents. Through the cross linking technology, these antimicrobial properties and other chemical agents can impart many performance-enhancing characteristics, such as residual antimicrobial activity, removal of surface-borne and air-borne allergens which may cause respiratory discomfort or asthma, infection resistance, anti-inflammation, lubricity and drug delivery onto many surfaces without changing the dimensions or physical properties of the modified surfaces.

     The Company believes that its antimicrobial technologies have revolutionary properties that make its products significantly more durable, effective and safer than currently available conventional antimicrobials, non-antibiotics, preservatives or biocides. The Company also believes that certain manufacturers who utilize its technologies will be able to significantly improve the performance of their products and in some situations differentiate their products in a highly competitive marketplace.

  Retail-Household Care Market

     The Company believes that its largest near-term opportunities for revenue generation exist in the mass-market retail outlets including supermarkets mass merchandisers, drug outlets, home improvement centers, and selected chain specialty retailers. Household cleaners and odor eliminator products represent a retail market value in supermarkets alone of over $l.5 billion per year.

     To capitalize on this opportunity, the Company is aggressively seeking to acquire additional retail product lines with the mass food and drug categories and is also developing a network of manufacturers' representative firms to assist in the marketing of its own retail products as well as all brand additions acquired from future acquisition of existing consumer brands. The Company has made no such acquisition to date.

     The Company is also currently marketing its unique odor eliminator products primarily under the OdorFree(TM) brand in most outlets and under the DuraLast(TM) brand within selected channels and outlets. New consumer products are being developed for use in virtually all mass-market channels and outlets.

     At this point, representatives have been appointed for all of the Southwest, Mid-west and Southeastern portions of the United States.

     In April 1999, the Company began shipping its OdorFree(TM) product, an odor eliminator and fabric refresher, into its initial test markets within Texas. OdorFree(TM) products are now available in all major Supermarket customers in Texas, Oklahoma and Louisiana. In addition, OdorFree(TM) products are available in Kmart Stores in most of Texas.

     Within the Texas markets, the Company is utilizing the services of The Christal Company and Marketing Specialists Sales Company to support the distributions and marketing of its OdorFree(TM) product. Discussions are underway with Marketing Specialists to represent the Company in markets outside of Texas and with specific key customers.

     The Company is aggressively pursuing the opportunity to provide a private label fabric refresher to selected retailer customers. Private label fabric refresher produced by the Company is currently available in over 1000 outlets operated by two customers, Ingles Supermarkets and the Great A&P Tea Company. Product testing and introductory discussions are currently underway with a number of other North American food retailers.

     The Company will initially be required to expend a significant percentage of revenues from these retail outlets towards slotting fees and trade promotions. The creative plan that is now being executed features a digitally animated television commercial message supporting the OdorFree(TM) product. The advertising plan incorporates both cable and local spot television as well as in-store trade promotion to give the product added value.

     The Company has entered into an agreement with Fritz-Firestone Advertising Agency in Atlanta, Georgia, to support all creative activities required for the introduction of the OdorFree(TM) product, including creative development, graphic design, and media solution and buying.

  Industrial and Institutional Markets (I&I)

     The Company intends to follow a path taken by many other proprietary chemical manufacturers and has targeted leading industrial and institutional products companies that currently formulate and market to this industry. The Company does not anticipate generating significant revenues until EPA approval has been obtained for these products.

     The following products have been developed for sale to the industrial and institutional markets but have not received regulatory approval (see "Government Regulation"). No assurances can be given that EPA approvals will be obtained and in what time frame.

     BioShield AM500

     - molecular bonding additive for formulating institutional and industrial disinfectants

     - molecular bonding additive for formulating sanitizers and microbiocides for use in laundry additives

     - additive for carpet treatment products for use in upholstery and drapery treatment products for use in building cleaning and treatment products

     - additive for household cleaning products

     - for use in food processing plants

     BioShield AM36.OI

     - molecular bonding additive for formulating institutional and industrial disinfectants

     - molecular bonding additive for formulating sanitizers and microbiocides for use in laundry additives

     - additive for carpet treatment products for use in upholstery and drapery treatment products for use in building cleaning and treatment products

     - additive for household cleaning products for use in food processing plants

     - higher strength than BioShield AM500

     BioShield AM3651P

     - molecular bonding additive for formulating institutional and industrial disinfectants

     - can be used similar to BioShield AM36.OI

     - produces coating with migrating properties

     - for use as preservative in personal care products

GOVERNMENT REGULATIONS AND APPROVAL

  Filings Made With the EPA to Date and Current Applications and Future Filings.

     In October 1998, the EPA conditionally registered certain uses for AM500 and AM500I. The EPA approved AM500I for use in formulating for laundry additives, carpet treatment products, upholstery and drapery treatment products to impart bacteriostatic/fungistatic activity in many of the foregoing products and others. The EPA also approved the use of AM500 against fungi (including mold and mildew) as a static agent. EPA approved AM500 and AM500I to be used to impart durable, bacteriostatic and fungistatic protection to substrates for the following applications:

          air filters/materials; aquarium filter material; bed sheets, blankets and bedspreads; buffer pads (abrasive and polishing); carpets and draperies; fiberfill; fiberglass ductboard; fire hose fabric; humidifier belts; mattress pads and ticking; men's underwear and outerwear; non-woven disposable diapers; non-woven polyester; outerwear apparel; disposable polyurethane foam cushions for Lapidus Airfloat Systems; polyurethane and polyethylene foam, when covered; polyurethane foam for packaging and cushioning in non-food contact applications; roofing materials; sand bags, tents, tarpaulins, sails, and ropes; athletic and causal shoes; shoe insoles; shower curtains; socks; throw rugs; toilet tank and seat covers; umbrellas; upholstery vacuum cleaner bags and filters; women's hosiery; and women's intimate apparel.

     The Company has also requested EPA approval for three products with the same active ingredient as AM500. These products are water based products and are called BST Protectant Concentrate C15, BST Protectant 75 and BST Protectant 50. These products provide bacteriostatic and fungistatic protection to substrates noted above.

     The Company has submitted, for EPA registration, its concentrated active ingredient, AMS 1860. This active ingredient is highly concentrated and is solvent based. It can be used to formulate microbiostatic agents and will be the Company's own source of active ingredient for formulated BioShield products. It will be manufactured by the Company and eliminate the need to obtain this active ingredient from other registered sources.

  Future Filings

     The Company intends to submit applications to the EPA for registration of BioShield AM36.OI and AM3651P, to enable it to make certain claims regarding the antimicrobial or microbiostatic properties of the products. The Company believes AM36.OI and AM3651 are unique products. Whereas both are formulations of the silane-integrated system, neither product is water based. However, AM36.OI and AM3651P provide stable aqueous solutions.

     The intended use to be included in the application for AM36.OI is to give a surface durable microbiostatic treatment. The primary use claims, intended to be included in the application for AM3651P, are as an active ingredient for formulating disinfectants and sanitizers for use on hard non-porous surfaces, and as a microbiocide for use in laundry additives, carpet treatment products, upholstery and drapery treatment products, and treatment products, and to give surface microbiostatic treatment effective against a wide variety of bacteria, fungi, algae and yeast.

     Whereas AM36.OI is a concentrate designed for ease of application and durability, the strength of AM3651P lies in its intended use in sanitizers and disinfectants. AM3651P is a blend of active ingredients chosen for their performance. The interplay of the ingredients of the active blend provides high efficiency in small concentrations. The Company believes that because of this interplay of the ingredients and the resulting independence from toxic compounds such as chlorine, formaldehyde or formaldehyde donors, AM3651P is ideally suited as a preservative and as active components of sanitizers and disinfectants.

     Materials treated with formulations containing the microbiostatic agent AM36.OI or antimicrobial agent AM3651P are preserved by the bacteriostatic, fungistatic and action imparted by the active ingredient. AM36.OI and AM3651P inhibit the growth of microorganisms that are responsible for causing odor, discoloration and deterioration. They also provide residual inhibition of microorganisms to aid in the control of these deleterious effects. AM36.OI and AM3651P form a coating on a wide variety of substrates and microbiostatic action is exhibited on contact.

     The Company intends to seek approval that AM36.OI and AM36.51P can be used to impart durable, microbiostatic protection to substrates for the following applications:

          air filters/materials; aquarium filter material; bed sheets, blankets, and bedspreads; buffer pads (abrasive and polishing); carpets and draperies; fiberfill; fiberglass ductboard; fire hose fabric; humidifier belts; mattress pads and ticking; men's underwear and outerwear; non-woven disposable diapers; non-woven polyester; outerwear apparel; disposable polyurethane foam cushions for Lapidus Airfloat Systems; polyurethane foam polyethylene foam, polyurethane foam used as a growth medium for non-food crops and plants; roofing materials; sand bags, tents, tarpaulins, sails, and ropes; athletic and casual shoes; shoe insoles; shower curtains; socks; toilet tank and seat covers; umbrellas; upholstery vacuum cleaner bags and filters; vinyl wallpaper and wallpaper for non-food contact surfaces; women's hosiery; and women's intimate apparel.

     The Company also intends to seek approval on AM3651P as a disinfectant and sanitizer on hard non-porous surfaces or to be incorporated into formulations. AM3651 can be used to disinfect and sanitize hard surfaces in areas such as homes, offices, hospitals, institutions, schools, restaurants, locker rooms, medical facilities and other like areas that are prone to bacteria and odors. AM3651P disinfects and sanitizes hard surfaces such as: sinks; tiles; tubs; toilets: countertops: bathroom fixtures; stoves; exercise equipment; walls; doorknobs; telephones; garbage cans; floors; cabinets; and shower stalls.

     It is also planned to seek approval for use of BioShield products as preservatives in FDA regulated products, including cosmetic articles, such as skin creams; hair treatment products, for example shampoos; non-regulated products, including detergents and detergent formulations; other preservative applications, such as interior and exterior paints, latex, concrete materials, machine oils, and lubricants; cutting fluids; water for cooling systems and swimming pools which may require EPA registration. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

RESEARCH AND DEVELOPMENT

     The Company's core technologies are in aqueous reactive silanes and antimicrobial products. Combinations of both technologies are producing compounds with new properties and are setting new standards. The Company's new product releases in the near future will be based on these core technologies. Research on silane based and non-silane based antimicrobials will expand application of antimicrobial Company products from pesticides to medications and treatments to preventive care. Research on silane based durable products will provide the applicator with the opportunity to give surfaces new desired properties.

     Future development efforts are anticipated to focus on development of antimicrobial products for medical applications, specifically, human and animal skin treatments, new formaldehyde-free product preservatives, agricultural and food antimicrobials, and new active ingredients and formulations useful in the markets currently providing antimicrobial products. Products range from antimicrobial absorbents to cleaning solutions and disinfectants and household products. Products in this category include materials treated by the manufacturer, for example socks, shower curtains and carpets. Product development in this category is anticipated on a market-need basis in collaboration with the manufacturers. In addition, a number of new applications based on the uniqueness of the Company's products are anticipated. There can be no assurance that the Company will be successful in developing these or other products.

     During the fiscal years ended June 30, 1998, and 1999, the Company incurred expenses of approximately $232,000 and $718,000, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. However, the Company may abandon or de-emphasize its research and development activities with respect to the primary development projects and expand research and development of other products as circumstances warrant. The Company has contracted out a substantial part of its research and intends to continue to do so while utilizing its staff for monitoring such research.

     Antimicrobial Biobarriers: Burn Care/Synthetic Skin. Commonly, the greater the skin damage, the greater the risk of infection. The skin damage and the risk of infection are especially serious in burn victims. To this day, proper treatment of burn patients remains a challenge to the healthcare professional. In addition to direct wound application, the Company believes that the Company's technology may, under certain conditions, be appropriate for application to skin grafts, either manufactured or harvested from cadavers and most importantly, animal collagen matrixes. Collagen matrix based products are frequently applied graft materials. In addition to their importance as skin grafts, their chemical composition is such that a very favorable bonding with the Company's antimicrobial products and the graft may be possible. The Company believes that the unique properties of the Company's core technology may, under certain circumstances, allow certain products based upon its technology to form a bound protective layer that allows the grafted skin to breath and transport liquids, but reduce/prohibit the entry of microorganisms.

     Integration of the Company's products and research may lead to new skin treatment products that the Company believes may provide effective skin condition treatment. Adverse skin conditions caused by microbes may be susceptible to treatment by the Company's products. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

     Transplant/Medical Device Treatments. A common problem in the transplant of organs or artificial implants is rejection by the receiving body's immune system. The rejection is often based on the recognition of the implant as a foreign body. This recognition is affected by the surface of the implant. Silane treatment of implants changes the surface of the implant. The treatment can be durable or temporary. One approach may be to chemically bond currently available anti-rejection medication to the silane. This application will require FDA approval prior to clinical testing and commercial introduction. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

     Cleaning and Maintenance Products. The residual activity of the Company products provides protection to many surfaces. Application of the products is primarily to clean surfaces. Integration of the Company products into new cleaning products may lead to new products providing protection to surfaces and equipment while cleaning. These new cleaning and maintenance products will be developed for industrial and institutional applications, for example, hospitals, food processing plants and commercial cleaning and consumer applications, for example, bathroom, carpet and kitchen cleaning. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals. OdorFree(TM) is a new odor eliminator product that was recently developed which does not require regulatory approval. The product incorporates one of BioShield's proprietary chemical additives and is available for household use on upholstery, rugs and clothing. Odorfree(TM) is effective in eliminating odors, which include odors associated with food , cigarette smoke, tobacco and fire smoke; mold or mildew (musty), certain human body odors (on fabrics) and garbage odors, among others. Odorfree(TM) is available in regular and extra strength. OdorFree(TM) has been clinically tested and is hypoallergenic.

EMPLOYEES

     The Company and its subsidiary on June 30, 1999 had twenty-one employees. Four of these employees are executive officers, two are involved in research and development, five are in marketing and sales, four are in website and content development, one is overseeing the set-up of the pharmacy department and five are in administrative and clerical functions. Since year-end, hiring activities have accelerated as a result of the activities of eMD.com with the total number of employees as of September 20, 1999 standing at 39.

ITEM 2.  PROPERTY

     The Company's executive and administrative offices are located at 4405 International Blvd., Suite B109, Norcross, Georgia in a 6,900 square foot facility leased by the Company. The building contains offices, meeting rooms and an organic chemistry lab with a biological storage area. In addition, the Company currently leases a 5,000 square foot manufacturing facility in Lithonia, Georgia for the production and storage of the Company's active antimicrobial agent.

     Subsequent to June 30, 1999 the Company entered into a contract to lease 55,300 square feet in a free standing building in a high-tech executive office park. The facility is located at 5655 Peachtree Parkway, Atlanta, Georgia. This building contains offices, meeting rooms, computer facilities and an area for a pharmacy. The executive offices and staff of eMD.com have already moved into the facility. The Company believes that these facilities are adequate for its present and anticipated needs.

ITEM  3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From September 30, 1998, the effective date of the Company's initial public offering, to March 30, 1999, the Company's common stock was traded in the form of units which contained two shares of common stock and two warrants under the symbol "BSTIU". Since March 30, 1999, the Company's common stock ("Common Stock") has been publicly traded in the NASDAQ Small Cap Market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BSTI" and its warrants have traded under the symbol "BSTIW".

     The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.

QUARTER ENDED                                                 HIGH BID   LOW BID
-------------                                                 --------   -------
December 31, 1998...........................................      N/A      N/A
March 31, 1999..............................................   $ 5.75     $5.25
June 30, 1999...............................................   $21.25     $5.00

     Prices represent final daily transactions between dealers without retail mark-up, mark-down or commissions, and may not represent actual transactions.

     As of September 24, 1999 the Company had approximately 1,320 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

     The Company has not paid cash dividends on its common stock in the past and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL INFORMATION

     The Company was initially organized in Georgia in June 1995 to research, develop, and implement the use of the Company's antimicrobial and biostatic products into multiple industries. In April 1999, the Company created a new subsidiary, eMD.com to provide medical managed care solutions to physicians and consumers over the Internet. The Company is a development stage Company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of products using its core anti-viral chemical agent in multiple business divisions.

     Revenues generated from operations to date have primarily been limited to test marketing of the Company's antimicrobial products in all division areas.

     The Company experienced regulatory scrutiny during its initial launch in the retail division. The Company was required by the Environmental Protection Agency (EPA) to stop the sale of its two retail products due to conflicts in label interpretation. The EPA decided the current labeling was outside of the prior approvals received by the Company in October 1998. This caused the Company to stop distribution and recall all products which had these labels. The Company has resolved these issues with the EPA and has proceeded with the distribution of these retail products in new initial test markets during the fourth quarter of fiscal 1999 (April 1 to June 30, 1999).

     In April, the Company successfully processed the initial shipments of its new OdorFree(TM) product line. This brand will compete in the $544,000,000 odor elimination packaged goods category. The initial rollout was limited to the Texas marketplace with shipments made to H. E. Butt Grocery, Grocers Supply, Albertsons, Kroger and Randalls Food & Drugs during the fourth quarter. The initial shipment of the Company's private label odor elimination product was also shipped during the quarter to Ingle's Markets.

     During the quarter, the Company announced the formation of an e-commerce subsidiary named eMD.com. This business unit will seek to integrate three product offerings for providers (point of care medication management, electronic medical records, and pharmaceutical care services) with a comprehensive healthcare web site. The Company's web site and business unit is currently under development and operations are currently expected to commence during the end of the fourth calendar quarter of 1999.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Comparison of year ended June 30, 1999 to June 30, 1998

     Fiscal year 1999 net sales of $305,336 were 34% lower than fiscal year 1998 net sales of $462,471. This decrease was caused primarily by initial shipments of certain new products to chain store customers during 1998, which created an initial surge in sales to fill the pipeline in fiscal 1998 and due to the slow down in certain product sales due to the EPA's interpretation that the labelling for certain products were outside of prior EPA approvals received. This resulted in the recall and relabelling of certain products. The Company also made initial shipments to certain industrial customers in fiscal 1998. In fiscal 1999, the Company reduced its marketing efforts for certain of the products, which were sold in fiscal 1998 in order to analyze the market acceptance of these products and to launch new products in test markets. The Company's objective has been to identify the proper product mix at retail before launching larger advertising programs to boost sales.

     Gross profit was $116,423 in fiscal year 1999, or 38% of net sales as compared to $307,813 for fiscal year 1998, which was 67% of net sales. This decrease was due primarily to the recall and relabelling of certain products as required by the EPA and to a shift in product mix weighted more toward the retail market, which traditionally has a lower profit margin than the industrial market. Gross profit also declined as a result of inventory adjustments recorded to write-off obsolete product.

     Marketing and selling expenses were $780,566 in fiscal year 1999 compared to $472,945 in fiscal year 1998. This change represents an increase of $307,621 or 39% over fiscal 1998. The increase reflects the investment made in additional staff and related expenses to support the retail and private label sales program as well as an increase in advertising and media production costs associated with the initial phases of the OdorFree(TM) product line rollout.

     General and administrative expenses for fiscal 1999 were $2,067,669; a 95% increase over fiscal 1998 expenses $1,060,417. These higher costs were primarily due to an increase in staff and expenses associated with building the Company's corporate infrastructure and the start-up and organization costs directly related to eMD.com, Inc. Included in eMD.com start-up expenses was approximately $165,000 related to web site development and $300,000 related to increased staffing and legal costs of organization.

     Research and development expenses in fiscal year 1999 were $717,978 compared to $231,547 in fiscal 1998. The $486,431 increase was due to additional staff and costs associated with ongoing projects and testing related to future EPA filings and applications.

     Other income (expense) increased from $(14,833) in fiscal 1998 to $160,174 in fiscal 1999. During fiscal 1999, the Company recognized royalty fees of $75,000 and income from the sale of certain research and development of $16,000. This income was the result of an exclusive sales and distribution agreement with a third party entered into during 1998.

     Interest and dividend income in fiscal 1999 was $102,134. This represents a $98,590 increase over fiscal 1998 interest income of $3,544. The increase was due to a larger invested cash balance as a result of proceeds from the initial public offering completed in September, 1998.

     Interest expense was $16,960 in fiscal year 1999 compared to $18,377 in fiscal year 1998. The interest expense relates mainly to interest paid to private note holders who loaned an aggregate of $450,000 to the Company in the third and fourth quarters of 1998. All such notes were repaid from proceeds of the initial public offering during the second quarter of fiscal 1999.

     As a result of the reasons set forth above, the Company's operations generated a net loss of $3,289,616 or ($ 0.57) per common share for the year ended June 30, 1999 compared to a net loss of $1,471,929 or ($0.33) for the year ended June 30, 1998. The Company's operations have generated a cumulative net loss from inception to June 30, 1999 of $5,632,320 or ($1.22) per common share.

LIQUIDITY

     The Company's cash and cash equivalents totaled $2,500,561 at June 30, 1999, and $1,636 at June 30, 1998. The significantly higher cash position at the end of fiscal year 1999 was due to the completion of the initial public offering during the first quarter of fiscal 1999. The Company believes that it has sufficient resources to meet its short term operating needs. Subsequent to June 30, 1999 the Company received a cash commitment from several investors to fund the initial costs of the eMD.com web site. To date $6 million of these funds have been received. In addition, a private equity credit agreement has been established for $6.25 million, which the Company can draw against. The Company expects to continue to incur substantial operating losses and use substantial sums of cash in its operations for an indefinite period. Accordingly, the Company will be required to obtain additional capital in the very near future. The development of eMD will require substantial additional capital in order to successfully launch the site and related business. The failure to raise the necessary additional capital in the very near future will cause substantial delay or reduction of the scope of the business. No assurance can be given that either the Company or eMD will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or eMD or on terms that will not significantly dilute the interests of existing shareholders.

     On June 30, 1999 the Company, eMD.com and certain investors entered into a securities purchase agreement whereby eMD.com would sell up to an aggregate of 3,218,884 shares of common stock to investors at a price of $4.67 per share. As of June 30, 1999 investors had purchased 1,070,664 shares for an aggregate purchase price of $5,000,000 under the agreement. The net proceeds of $4,798,750, which was received from escrow on July 6, 1999, was included in current assets under the caption Stockholders' subscription receivable at June 30, 1999.

     A significant investment has been made in expanding the business and hiring new employees during fiscal 1999. The total number of employees at June 30, 1999 was 21. This represents an increase of 17 people when compared to the four employees at June 30, 1998. Since year-end hiring activities have continued with the total number of employees as of September 20, 1999 standing at 39.

FORWARD-LOOKING STATEMENTS

     When used in this form 10-KSB, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES

     The Company has developed and is implementing a comprehensive plan to address issues related to Year 2000. The organization of the Company's business structure, which relies heavily on third party manufacturers and a network of third party distributors, greatly limits the direct financial impact on the Company to become fully Year 2000 compliant.

     The Company's management believes that the risks facing the Company related to Year 2000 issues are minimal. The Company is currently upgrading all computers and software to insure Year 2000 compliance.

Critical raw material and manufacturing requirements are available from multiple sources and the Company can serve its customers without reliance on computers.

RECENTLY ISSUED ACCOUNTING STANDARDS

  Recently Adopted Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for its fiscal year ended June 30, 1999. The statement establishes standards for reporting and presentation of comprehensive earnings and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The statement requires retroactive application for all periods presented in the financial statements. The adoption of SFAS No. 130 did not have a material effect on the Company's results of operations or its financial position.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of An Enterprise and Related Information, for its fiscal year ended June 30, 1999. SFAS No. 131 establishes standards for the way in which information about operating segments is reported. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material effect on the Company's results of operations or its financial position.

     During 1999, the Company adopted Statement of Positions (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. During 1999, the Company expensed $166,000 related to the development of internet software.

  Recently Issued Pronouncements

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on July 1, 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by July 1, 1999, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded as either assets or liabilities on the balance sheet and measure those instruments at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative as part of a hedge transaction and, if it is, the type of hedge transactions.

     The adoption of these two pronouncements is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements are set forth on pages F-1 through F-16 attached as an exhibit to this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The following table sets forth certain information regarding the directors, executive officers, and significant employees of the Company:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Timothy C. Moses.......................  43    Co-Chairman of the Board, President,
                                               Chief Executive Officer and Director
Jacques Elfersy........................  49    Co-Chairman of the Board, Senior Vice
                                                 President, Secretary, Treasurer and
                                                 Director
Jeffrey A. Parker......................  41    Chief Operating Officer and Vice
                                               President of Marketing and Sales
Daniel E. Swaye........................  47    Chief Financial Officer
Dr. Joachim Berkner....................  32    Director of Research and Development,
                                                 Organic Chemistry
Carl T. Garner.........................  51    Director
Michel Azran...........................  54    Director

     Mr. Timothy C. Moses, a Director and Founder, is the Company's Co-Chairman, President, and Chief Executive Officer, and Director of Marketing and Sales. For over a decade, Mr. Moses has been an independent businessman and entrepreneur with Mr. Elfersy, the Senior Vice President of the Company. His career has spanned from sales and marketing to Director of Securities and Investment. He has developed knowledge in the chemical and chemical siloxane industry and business since leaving his former employer, Dow Corning Corporation in 1986, where he acted as liaison between management and technical sales in the role of new product planning and launches. As President of his former Company, DCI, Inc., a silicone and siloxane based technology Company, Mr. Moses was instrumental in seeking and raising of investment capital as well as Director of Marketing and Sales to clients on a direct basis. Mr. Moses co-developed a new antimicrobial silicone based coating system for textile applications and coordinated sales from the European Economic Community countries to the United States. Mr. Moses is also a co-inventor of three inventions for which patent applications have been filed by the Company on its core antimicrobial technologies. Mr. Moses is a graduate of a division of Georgia Institute of Technology where he received his B.S. degree in 1980.

     Mr. Jacques Elfersy, a Director and Founder/Co-Founder, is the Company's Co-Chairman, Senior Vice President, acting Chief Financial Officer, Secretary, and Treasurer. Mr. Elfersy has been instrumental in the discovery, development, and patent filing of the Company's core antimicrobial technology. In addition to his duties, Mr. Elfersy continues to oversee the Company's research and development activities and objectives. Mr. Elfersy is a graduate of the McGill University where he earned his Bachelor's Degree in Civil Engineering in 1979. For a decade, Mr. Elfersy has been an independent businessman and entrepreneur. His career reflects extensive knowledge of silicone-based technology and silane-based antimicrobial (as a result of his past employment and business relationship with Dow Corning) program management and supervision of large-scale projects and installations, contract negotiations and implementation, and customer support services and communications. As Executive Vice President of his former Company, DCI, Inc., a silicone-based technology and silane-based antimicrobial, Mr. Elfersy was instrumental in the implementation of research and development on projects requiring antimicrobial-based coating processes and production application. In addition, he acted as senior management of engineering and production and was responsible for meeting critical time frames and budgets as well as manpower constraint requirements.

     Mr. Jeffrey A. Parker has agreed to become the Chief Operating Officer and Vice President of Marketing and Sales for the Company upon completion of the proposed Initial Public Offering. Mr. Parker began his career in 1981 at Oscar Mayer Foods Corporation where he was promoted through a variety of positions from Sales Representative, Corporate Recruiting Manager, Assistant Product Manager, and Product Manager in just three and one-half years. In 1985, he joined Schering-Plough Corporation for approximately one year as Product Manager for Seasonal Products. In 1986, he was recruited and joined Con Agra Incorporation to become General Manager, Frozen Convenience Foods. In his three years with Con Agra, Mr. Parker was promoted to Division General Manager. In 1989, Mr. Parker joined Sara Lee Corporation, Bryan Foods Grocery Division where he became President and Chief Executive Officer of Sweet Sue Kitchens after its acquisition by Sara Lee. Additionally, he assumed presidency at Bryan Grocery Products in January 1991. In 1992, Mr. Parker joined Foster Farm as the Vice President and General Manager, Food Service, Processed Meats and Turkey Products. In 1995, Mr. Parker became President and Chief Executive Officer of Crider Incorporated and Crider Poultry Incorporated where he was instrumental in improving product mix and profitability. Mr. Parker received his Bachelors' degree in Business Administration in 1980 and his Masters in Public Administration in 1981 from Jacksonville State University. Mr. Parker has terminated his employment with the Company effective August 1999.

     Mr. Daniel E. Swaye has been the Company's Chief Financial Officer since November, 1998. Mr. Swaye began his career in 1974 as an auditor with Arthur Andersen & Co. In 1976 he was recruited and joined U.S. Specialty Retailing to manage the financial and retail accounting departments. In 1979 he joined Scientific Atlanta, Inc. as the Corporate Internal Audit Supervisor. During his six years with that Company, Mr. Swaye was promoted to the positions of Division Controller and International Group Controller. In 1985 he joined Dental One, Inc. as Corporate Controller and in 1987 joined Delta International Marketing, Ltd. as General Manager. In 1988, he joined AVL Scientific Corporation as Corporate Controller where he was a key member of the Senior Management Team responsible for all strategies and major decisions. Mr. Swaye received a Bachelors' of Science degree in Accounting in 1974 from Lehigh University. He received his CPA Certificate in 1976.

     Dr. Joachim Berkner is a significant employee and has been Director of Research and Development, Organic Chemistry, of the Company since January 1996. Dr. Berkner has served as consultant to Alpha Gamma Research; a Company involved in cancer research since 1992 and as a consultant to Chemical Products Technology, a Company involved in dye synthesis and process development since 1995. He has published several articles on Organic Chemistry and polymers and has co-authored several sections of the Encyclopedia of Reagents for Organic Synthesis. Dr. Berkner received his Ph.D. in Chemistry and BioChemistry from the Georgia Institute of Technology in the fall of 1996 and received his valdiplom in Chemistry from Philipps Univeritat Marburg in Marburg, Germany, in 1990.

     Carl T. Garner has been a Director of the Company since 1996. Since 1995, Mr. Garner has been a partner in Garner and Nevins (a division of Nevins Marketing Group, Inc.), a promotional and advertising agency based in Atlanta, Georgia. Mr. Garner received a B.S. in Business/Accounting from Jacksonville State University in 1969, a masters degree in Management from Georgia College in 1977, and a masters degree in Business Administration from Jacksonville State University in 1978. Mr. Garner also acts as an Advisory Director to the Company.

     Mr. Michel M. Azran has been a Director of the Company since December 1997. Since August 1994, he has been a partner at J.C. Bradford & Co., a securities and brokerage firm. From 1982 through 1994, Mr. Azran was employed by The Robinson-Humphrey Company, Inc. and last served in the capacity of Senior Vice President -- Investments. He holds an Accounting and Finance degree from University of Lyons (1967) and Paris (1975) and was in public accounting in France until October 1977.

     The Company's directors are divided into three classes which serve staggered three-year terms or until their successors have been duly elected and qualified. Currently, Michel M. Azran is serving in Class I with a term ending at the Company's 1999 annual meeting of shareholders, Carl T. Garner is serving in Class II with a term expiring at the Company's 1999 annual meeting of shareholders, and Jacques Elfersy and Timothy C. Moses are serving in Class III directors with a term expiring at the 2000 annual meeting of shareholders. The Company currently pays directors who are not employees of the Company a fee of
(i) $1,000 per regularly scheduled Board meeting attended (or $250 for participation in a regularly scheduled Board meeting by conference telephone) and (ii) $12,000 annually. The Company also reimburses all directors for their expenses in connection with their attendance at such meetings.

     The Company maintains an audit committee that consists of its two independent directors, Michel M. Azran and Carl T. Garner. The Company will maintain at least two independent directors on the board of directors.

     Officers are elected annually by the board of directors and serve at the discretion of the Board.

     The Company currently maintains $1,000,000 key man life insurance policies on the lives of each of Mr. Moses and Mr. Elfersy.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth for the three years ended June 30, 1999, compensation paid by the Company to its Co-Chairman of the Board, Chief Executive Officer, and Director, its Co-Chairman of the Board, Senior Vice President, Acting Chief Financial Officer, Secretary, Treasurer, and Director, and Chief Operating Officer. None of the Company's other executive officers had annual compensation in excess of $100,000 for services rendered during any of the three years ended June 30, 1999, 1998 or 1997.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION
                                                                        -----------------------------------
                                         ANNUAL COMPENSATION                     AWARDS
                                -------------------------------------   -------------------------   PAYOUT
                                                            OTHER       RESTRICTED    SECURITIES    -------
                                                            ANNUAL        STOCK       UNDERLYING     LTIP      ALL OTHER
 NAME AND PRINCIPAL POSITION    YEAR   SALARY    BONUS   COMPENSATION     AWARDS     OPTIONS/SARS   PAYOUTS   COMPENSATION
 ---------------------------    ----   -------   -----   ------------   ----------   ------------   -------   ------------
Timothy C. Moses..............  1999   140,000      --      10,000           --        150,000          --           --
  Co-Chairman of the Board,     1998   120,000      --          --           --             --          --           --
  President, Chief Executive    1997   120,000      --          --           --             --          --           --
  Officer and Director
Jacques Elfersy...............  1999   140,000      --      10,200           --        150,000          --           --
  Co-Chairman of the Board,     1998   120,000      --          --           --             --          --           --
  Executive, Vice President,    1997   120,000      --          --           --             --          --           --
  Acting Chief Financial
    Officer,
  Director of Regulatory
    Affairs,
  Secretary, Treasurer, and
  Director
Jeff Parker...................  1999   102,000      --          --           --        150,000          --           --
  Chief Operating Officer

                   OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

                                                                         % OF TOTAL
                                                                        OPTIONS/SARS
                                                      NUMBER OF          GRANTED TO    EXERCISE
                                                SECURITIES UNDERLYING   EMPLOYEES IN   OR BASE    EXPIRATION
NAME                                                OPTIONS/SARS        FISCAL YEAR     PRICE        DATE
----                                            ---------------------   ------------   --------   ----------
Timothy C. Moses..............................       150,000                  20%       $ 2.94      2/1/03
Jacques Elfersy...............................       150,000                  20%       $ 2.94      2/1/03
Jeff Parker...................................       150,000                  20%       $ 5.00     10/8/03

EMPLOYMENT AGREEMENTS

     The Company has entered into Employment Agreements, each dated January 1, 1998, with Mr. Moses and Mr. Elfersy. The agreements have an initial term commencing January 1, 1998, and expiring December 31, 2003. However, the remaining term of each agreement will be extended automatically for one year on each July 1, beginning July 1, 2001, so that each agreement expires three (3) years from such date, unless either party notifies the other party in writing of an intent not to renew at least ninety (90) days prior to the applicable July 1st. Under the agreements, each of Mr. Moses and Mr. Elfersy is required to devote their full business time to the affairs of the Company. The agreements also contain certain non-compete provisions, which provisions a state court may determine not to enforce or only to partially enforce.

     Each agreement currently provides for a base salary at the rate of $250,000. The base salaries are then subject to increase, but not decrease, as of January 1, in the case of Messrs. Moses and Elfersy, of each year during the term of the agreements as determined by the Company's Board of Directors. Each agreement also provides for an annual performance bonus based upon a matrix of dollar sales levels and dollar before-tax profitability. Cells within the matrix represent specific combinations of sales and profits, with performance falling within a particular cell resulting in a bonus to the Mr. Moses or Mr. Elfersy expressed as a percent of his base salary. This matrix, which allows for bonuses running from 0% to 150% of base salary, is constructed to reward the executive for reaching specific combinations of sales and profit levels with higher sales and profit resulting in a larger bonus. The maximum amount paid to either Mr. Moses or Mr. Elfersy pursuant to the matrix cannot exceed $50,000 per year.

     In addition, each agreement provides a severance package in the event the executive is terminated other than for cause (as defined) or the executive terminates his agreement for good reason (as defined) an amount equal to the sum of (A) the greater of two (2) years of the base salary applicable to the executive on the date of termination or the base salary (assuming no increases) payable for remaining term of his agreement assuming no termination, plus (B) two (2) times the average of the annual bonuses paid or payable to the executive during the term of his agreement, payable in six (6) equal, consecutive monthly installments commencing no later than thirty (30) days after the date of termination. In addition, all outstanding options, stock grants, share of restricted stock or any other equity, incentive compensation shall be and become fully vested and nonforfeitable and the executive and the executive's family will be entitled to receive welfare plan benefits (other than continued group long-term disability coverage) generally available to executives with comparable responsibilities or positions for a period of two (2) years from the date of termination at the same cost to the executive as is charged to such executives from time to time for comparable coverage.

     The Company has entered into an employment agreement, dated as of September 18, 1998, with Mr. Parker. The agreement has an initial term commencing upon the closing of the initial public offering of the Company, and expiring on the third anniversary thereof. Under the agreement, Mr. Parker is required to devote his substantially full time and attention to the affairs of the Company. The agreements also contain certain non-compete provisions, which provisions a state court may determine not to enforce or only to partially enforce. The agreement provides for a base salary at the rate of $150,000. In addition, the agreement provides a severance package in the event Mr. Parker is terminated other than for cause (as defined) or the executive terminates his agreement for good reason (as defined) an amount equal to the lessor of (i) the remaining unexpired term of the agreement or (ii) one year from the date of termination. He shall also be entitled to medical insurance, benefits provided to other executives and the issuance by the Company, upon each of the first three anniversary dates of his employment, of options to acquire 50,000 shares of the Company's common stock. Such options shall be exercisable at five dollars per share and which will also be subject to certain additional terms, conditions, and restrictions.

     The Company has entered into an employment agreement, dated as of October 8, 1998, with Mr. Swaye. The agreement has an initial term commencing on October 27, 1998, and expiring on the third anniversary thereof. Under the agreement, Mr. Swaye is required to devote his substantially full time and attention to the affairs of the Company. The agreements also contain certain non-compete provisions, which provisions a state court may determine not to enforce or only to partially enforce. The agreement provides for a base salary at the rate of $130,000. In addition, the agreement provides a severance package in the event Mr. Swaye is terminated other than for cause (as defined) or the executive terminates his agreement for good reason (as defined) an amount equal to the lessor of (i) the remaining unexpired term of the agreement or (ii) nine months from the date of termination. He shall also be entitled to medical insurance, benefits provided to other executives and the issuance by the Company, upon each of the first two anniversary dates of his employment, of options to acquire 30,000 shares of the Company's common stock and options to acquire 40,000 shares of the Company's common stock on the third anniversary date of his employment. Such options shall be exercisable at five dollars per share and which will also be subject to certain additional terms, conditions, and restrictions.

ADVISORY BOARD

     The Company's advisory board was organized to review and evaluate the Company's research and development programs and to advise the Company generally in addressing various scientific and business issues. The Company generally selects for membership persons who have experience in finance, marketing and science. Members of the advisory board may meet as a group or individually with management of the Company. They are not employed by the Company and may have commitments to, or consulting or advisory agreements with, other entities that may limit their availability to the Company. These entities may also be competitors of the Company. The Company is not aware of any conflict of interest between work performed by advisors on behalf of the Company and work performed by them on behalf of other parties. The Company requires each advisor to execute a confidentiality agreement upon the commencement of his or her relationship with the Company. The agreements generally provide that all confidential information made known to the individual during the term of the relationship is the exclusive property of the Company and shall be kept confidential and not disclosed to third parties. The current members of the advisory board are as follows:

     Mr. Martin Savarick, age 60, is currently President of The Printstar Group, Inc., a marketing and management consulting firm. He has been the Chairman of the Board, President, and Chief Executive Officer of two publicly traded companies -- Beacon Photo Service, Inc. and Imprint Products, Inc. Both companies dealt with retail customers throughout the United States exclusively on a mail-order basis. The companies employed various innovative marketing techniques to advertise and sell its products. Mr. Savarick also served as President of a fund raising organization and of a direct mail marketing consulting firm.

     Dr. Cecil R. Smith, age 46, is currently Chief Executive Officer and Director in BioShield Research Corporation, a Company based in Powell, Ohio, which conducts biohazard control evaluations for indoor environmental quality of such buildings and develops contamination control protocols for the biotechnology/pharmaceutical industry and provides site safety analysis. Since 1987, Dr. Smith has also been Assistant Vice President of Environmental Health and Safety of the Ohio State University. In that capacity, Dr. Smith is responsible for the administration of an environmental, occupational health and radiation safety program that includes biological/chemical safety, safety engineering, industrial hygiene, infectious/hazardous waste management, safety training and environmental compliance. Since 1991, Mr. Smith has also served as Assistant Professor to the Ohio State University, School of Public Health. Dr. Smith received his Ph.D. in Public Health and Masters Degree in Public Health from the University of North Carolina. In 1983 and 1980, respectively, Dr. Smith received his B.S. in Microbiology from North Dakota State University in 1977 and his B.A. in Biology and Natural Science from Gustavus Adolphus College in 1975.

     Advisors receive reimbursement of travel expenses, connected with Company business, and stock options, for consultation services, which include assisting the Company in the development of a marketing plan as well as research plan to elucidate the biological effects, safety and efficacy of the Company's products and assisting the Company in analyzing data from research trials and other studies concerning the Company's products. The Company anticipates that each advisor will devote approximately six days per year to the affairs of the Company in his capacity as an advisor, consisting of approximately three one-day meetings of the advisory board to be held each year and preparation for such meetings.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

     The Company's bylaws provide for the Company to indemnify each director and officer of the Company against liabilities imposed upon him (including reasonable amounts paid in settlement) and expenses incurred by him in connection with any claim made against him or any action, suit or proceeding to which he may be a party by reason of his being or having been a director or officer of the Company. The Company has also entered into Indemnification Agreements with each officer and director pursuant to which the Company will, in general, indemnify such persons to the maximum extent permitted by the Company's bylaws and the laws of the State of Georgia against any expenses (including attorneys' fees), judgments, fines and amounts paid in settlement incurred in connection with any actual or threatened action or proceeding to which such director or officer is made or threatened to be made a party by reason of the fact that such person is or was a director or officer of the Company. The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter shareholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its shareholders.

     Insofar as indemnification of liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, or persons controlling the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of his counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

STOCK OPTION PLANS

     In December 1997, the board of directors adopted and the shareholders of the Company approved the 1997 Stock Incentive Plan. The board of directors and shareholders approved the 1996 Directors Stock Option Plan in 1996 and amended on the plan in December 1998. The incentive plan was amended by the board of directors in December 1998 to increase the number of shares which could be issued thereunder to 1,200,000. In May 1999, the Company registered the shares subject to the incentive plan with the Commission on Form S-8.

TERMS OF INCENTIVE PLAN

     The incentive plan provides the Company with increased flexibility to grant equity-based compensation to key employees, officers and consultants of the Company. The purpose of the incentive plan is to: (i) provide incentives to stimulate individual efforts toward the Company's long-term growth and profitability; (ii) encourage stock ownership by officers, key employees and consultants by enabling them to acquire a proprietary interest in the Company in the form of shares of common stock or to receive compensation based on appreciation in the value of the common stock; and (iii) provide a means of obtaining, rewarding and retaining key personnel. The Company has reserved 1,200,000 shares of common stock for issuance pursuant to awards that may be made under the incentive plan. As of May 21, 1999, awards of 645,000 shares of common stock have been granted under the incentive plan to key employees of which 55,000 options are currently exercisable at a price of $1.00 per share and 300,000 are currently exercisable at $2.94 per share.

     The nature, terms and conditions of awards under the incentive plan will be determined by the stock option committee of the board of directors. The members of the committee are selected by the board of directors. The current members of the committee are Messrs. Garner and Azran. The incentive plan permits the committee to make awards of common stock, incentive or non-qualified stock options with the following terms and conditions:

     Terms and Conditions of all Stock Incentives. The number of shares of common stock as to which a stock incentive may be granted will be determined by the committee in its sole discretion. Each stock incentive will either be evidenced by a stock incentive agreement or stock incentive program, in each case containing such terms, conditions and restrictions as the committee may deem appropriate. Stock incentives are not transferable or assignable except by will or by the laws of descent and distribution and are exercisable only by the recipient during his or her lifetime or by the recipient's legal representative in the event of the recipient's death or disability.

     Stock Awards. The number of shares of common stock, subject to a stock award and restrictions or conditions on such shares, if any, will be determined by the committee. The committee may require a cash payment from the recipient in an amount no greater than the aggregate fair market value of the shares of common stock awarded, as determined at the date of grant.

     Options.  Options may be either incentive stock options, as described in
Section 422 of the Code, or non-qualified stock options. The exercise price of each option will be determined by the committee and set forth in a stock incentive agreement but may not be less than the fair market value of the common stock on the date the option is granted. The exercise price for an incentive stock option may not be less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price may not be changed after the option is granted, and options may not be surrendered in consideration of, or exchanged for, a grant of a new option with a lower exercise price. Incentive stock options will expire 10 years after the date of grant. Non-qualified stock options will expire on the date set forth in the respective stock incentive agreement. Payment for shares of common stock purchased upon exercise of an option may be made in any form or manner authorized by the committee in the stock incentive agreement or by amendment thereto. In the event of a recipient's termination of employment, the option or unexercised portion thereof will expire no later than three months after the date of termination, except that in the case of the recipient's death or disability, such period will be extended to one year. The committee may set forth longer time limits in the stock incentive agreement, although in such cases incentive stock option treatment will not be available under the Code.

TERMINATION AND AMENDMENT OF THE INCENTIVE PLAN

     The board of directors may amend or terminate the incentive plan without stockholder approval at any time; provided, however, that the board may condition any amendment on the approval of the stockholders if such approval is necessary or advisable with respect to tax, securities or other applicable laws. No such termination or amendment without the consent of the holder of a stock incentive may adversely affect the rights of a holder under the terms of that stock incentive. The incentive plan was amended by the board in December of 1998, to increase the total number of shares that may be issued to 1,200,000 and to permit 10% or more shareholders/officers to participate in the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of May 21, 1999 based upon information obtained from the persons named below, relating to the beneficial ownership of shares of common stock by (i) each person known to the Company to own five percent or more of the outstanding common stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

                                                                          PERCENT
                                                                           OWNED
NAME AND ADDRESS                                                            OF
OF BENEFICIAL OWNER(1)                                         SHARES      CLASS
----------------------                                        ---------   -------
Timothy C. Moses(2).........................................  1,507,930    22.7%
405 North Errol Court, N.W
Atlanta, Georgia 30327
Jacques Elfersy(2)..........................................  1,655,117    24.9
1771 East Clifton Road
Atlanta, Georgia 30307
Carl T. Garner..............................................     60,000       *
Michel Azran................................................     10,000       *
All officers and directors as a group(6 persons)............  3,233,447    48.6

---------------

  * Less than 1%
(1) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this prospectus upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this prospectus have been exercised as of May 21, 1999.

(2) Does not include 138,834 shares of common stock owned by each of the wives of Messrs. Moses and Elfersy for which each of them disclaim beneficial ownership.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In June 1998, Timothy C. Moses and Jacques Elfersy contributed approximately $50,000 of capital to the Company. Subsequent to June 30, 1998, Messrs. Moses and Elfersy contributed an additional $325,000 of capital to the Company. Such contributions were funded by the private sale to accredited investors of 124,995 shares of common stock of the Company owned by such persons since 1995 at a purchase price of $3.00 per share.

     In January, March, and June 1998, Judith B. Turner, the mother-in-law of Timothy C. Moses, lent the Company $30,000, $25,000, and $25,000, respectively. The Company has agreed to repay such sums to Mrs. Turner pursuant to three promissory notes, dated January 16, 1998, February 27, 1998, and June 5, 1998. The Notes were paid off by the Company from the proceeds of the initial public offering.

     Upon consummation of the initial public offering, Messrs. Moses and Elfersy received $307,133 in the aggregate from the Company representing repayment of accrued and unpaid salary due and payable by the Company to such persons for their employment for the period June 1995 through June 30, 1998.

     In May of 1999, the board of directors granted to each of Messrs. Moses and Elfersy five year fully vested options to purchase 2,250,000 shares of its subsidiary Electronic Medical Distribution, Inc. at a price of $2.00 per share.

     Although the Company believes that the foregoing transactions were on terms no less favorable to the Company than would have been available from unaffiliated third parties in arm's length transactions, there can be no assurance that this is the case. The Company will comply with Sections VII A and B of the NASAA Statement of Policy Regarding Loans and Other Material Affiliated Transactions, amended November 18, 1997, regarding future material affiliated transactions. Pursuant to these Sections, the Company represents that (i) all future material affiliated transactions and loans will be made or entered into on terms that are no less favorable to the Company than those that could be obtained from unaffiliated third parties and (ii) all future material affiliated transactions and loans, and any forgiveness of loans, will be approved by a majority of the Company's independent directors who do not have an interest in the transactions and who will have access, at the Company's expense, to the Company's counsel or to independent legal counsel. There can be no assurance, however, that future transactions or arrangements between the Company and its affiliates will be advantageous, that conflicts of interest will not arise with respect thereto or that if conflicts do arise, that they will be resolved in favor of the Company.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     Index to Exhibits.

                       CONSOLIDATED FINANCIAL STATEMENTS
                           AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                          BIOSHIELD TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)
                             June 30, 1998 and 1999

                                    CONTENTS

                                                              PAGE
                                                              ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS..........  F-2
FINANCIAL STATEMENTS
  CONSOLIDATED BALANCE SHEETS...............................  F-3
  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE
     EARNINGS...............................................  F-4
  CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     (DEFICIT)..............................................  F-5
  CONSOLIDATED STATEMENTS OF CASH FLOWS.....................  F-6
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................  F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
BioShield Technologies, Inc.

     We have audited the accompanying consolidated balance sheets of BioShield Technologies, Inc. and Subsidiary as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended and for the period June 1, 1995 (inception) to June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioShield Technologies, Inc. and Subsidiary as of June 30, 1998 and 1999, and the consolidated results of their operations and their cash flows for the years then ended and for the period June 1, 1995 (inception) to June 30, 1999, in conformity with generally accepted accounting principles.

                                          /s/ Grant Thornton LLP

Atlanta, Georgia
August 19, 1999 (except for Note N for
  which the date is September 2, 1999)

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                          CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,
                                                              -----------------------
                                                                 1998         1999
                                                              ----------   ----------
                                       ASSETS
CURRENT ASSETS
  Cash and cash equivalents.................................  $    1,636   $2,500,561
  Marketable securities.....................................          --      103,250
  Accounts receivable.......................................     110,081      102,013
  Stockholders' subscription receivable.....................           -    4,798,750
  Inventories...............................................     157,784      151,403
  Prepaid expenses and other current assets.................       2,500      171,073
                                                              ----------   ----------
          Total current assets..............................     272,001    7,827,050
PROPERTY AND EQUIPMENT, NET.................................     104,711      202,400
DEPOSITS AND OTHER LONG-TERM ASSETS.........................      60,911      194,293
                                                              ----------   ----------
                                                              $  437,623   $8,223,743
                                                              ==========   ==========
                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Notes payable.............................................  $  450,000   $       --
  Notes payable -- other....................................     205,000           --
  Accounts payable..........................................     309,538      597,877
  Accrued liabilities.......................................          --      195,044
  Accrued payroll...........................................     315,361       58,085
  Accrued interest payable..................................      18,377          839
                                                              ----------   ----------
          Total current liabilities.........................   1,298,276      851,845
MINORITY INTEREST...........................................          --    4,798,750
STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock -- no par value; 50,000,000 shares
     authorized; 4,395,040 and 6,322,315 issued and
     outstanding at June 30, 1998 and 1999, respectively....   1,153,001    7,336,318
  Additional paid-in capital................................     329,050      870,900
  Accumulated other comprehensive earnings (loss)...........          --       (1,750)
  Deficit accumulated during the development stage..........  (2,342,704)  (5,632,320)
                                                              ----------   ----------
                                                                (860,653)   2,573,148
                                                              ----------   ----------
                                                              $  437,623   $8,223,743
                                                              ==========   ==========

        The accompanying notes are an integral part of these statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                                                           JUNE 1, 1995    YEAR ENDED    YEAR ENDED
                                                          (INCEPTION) TO    JUNE 30,      JUNE 30,
                                                          JUNE 30, 1999       1998          1999
                                                          --------------   -----------   -----------
Net sales...............................................   $ 1,543,122     $   462,471   $   305,336
Cost of sales...........................................       659,393         154,658       188,913
                                                           -----------     -----------   -----------
          Gross profit..................................       883,729         307,813       116,423
Operating expenses
  Marketing and selling.................................     1,472,506         472,945       780,566
  General and administrative............................     4,023,785       1,060,417     2,067,669
  Research and development..............................     1,208,401         231,547       717,978
                                                           -----------     -----------   -----------
                                                             6,704,692       1,764,909     3,566,213
                                                           -----------     -----------   -----------
          Loss from operations..........................    (5,820,963)     (1,457,096)   (3,449,790)
Other income (expense)
  Royalty fees..........................................        75,000              --        75,000
  Consulting income, net of consulting expenses of
     $19,474 for the period ended June 30, 1997.........        39,908              --            --
  Interest and dividend income..........................       109,072           3,544       102,134
  Interest expense......................................       (35,337)        (18,377)      (16,960)
                                                           -----------     -----------   -----------
                                                               188,643         (14,833)      160,174
                                                           -----------     -----------   -----------
          Net loss before income taxes..................    (5,632,320)     (1,471,929)   (3,289,616)
Income tax (expense) benefit............................            --              --            --
                                                           -----------     -----------   -----------
          NET LOSS......................................    (5,632,320)     (1,471,929)   (3,289,616)
Other comprehensive earnings (loss)
  Unrealized holding loss on securities.................        (1,750)             --        (1,750)
                                                           -----------     -----------   -----------
          COMPREHENSIVE LOSS............................   $(5,634,070)    $(1,471,929)  $(3,291,366)
                                                           ===========     ===========   ===========
Net loss per common share
  Basic.................................................   $     (1.22)    $     (0.33)  $     (0.57)
                                                           ===========     ===========   ===========
Weighted average common shares outstanding..............     4,617,751       4,395,040     5,814,191
                                                           ===========     ===========   ===========

        The accompanying notes are an integral part of these statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                           ACCUMULATED      DEFICIT
                                         COMMON STOCK                         OTHER       ACCUMULATED
                                         NO PAR VALUE        ADDITIONAL   COMPREHENSIVE   DURING THE
                                    ----------------------    PAID-IN       EARNINGS      DEVELOPMENT
                                     SHARES       AMOUNT      CAPITAL        (LOSS)          STAGE         TOTAL
                                    ---------   ----------   ----------   -------------   -----------   -----------
Balance at June 1, 1995...........         --   $       --    $     --       $    --      $        --   $        --
Proceeds from original issuance of
  shares..........................  3,907,086          500          --            --               --           500
Proceeds from issuance of shares
  under private placement
  offering........................     62,612      115,000          --            --               --       115,000
Stock warrants issued for services
  rendered........................         --           --      60,000            --               --        60,000
Net loss -- June 1, 1995
  (inception) through June 30,
  1996............................         --           --          --            --         (356,316)     (356,316)
                                    ---------   ----------    --------       -------      -----------   -----------
Balance at June 30, 1996..........  3,969,698      115,500      60,000            --         (356,316)     (180,816)
Proceeds from issuance of shares
  under private placement
  offering........................    149,723      275,001          --            --               --       275,001
Proceeds from issuance of shares
  under private placement
  offering........................    245,000      600,000          --            --               --       600,000
Stock issuance costs related to
  private placement offerings.....         --      (25,000)         --            --               --       (25,000)
Stock warrants issued for services
  rendered........................         --           --      62,400            --               --        62,400
Net loss for the year ended June
  30, 1997........................         --           --          --            --         (514,459)     (514,459)
                                    ---------   ----------    --------       -------      -----------   -----------
Balance at June 30, 1997..........  4,364,421      965,501     122,400            --         (870,775)      217,126
Proceeds from issuance of shares
  under private placement
  offering........................     30,619      187,500          --            --               --       187,500
Stock options issued for services
  rendered........................         --           --     156,650            --               --       156,650
Contribution to capital...........         --           --      50,000            --               --        50,000
Net loss for the year ended June
  30, 1998........................         --           --          --            --       (1,471,929)   (1,471,929)
                                    ---------   ----------    --------       -------      -----------   -----------
Balance at June 30, 1998..........  4,395,040    1,153,001     329,050            --       (2,342,704)     (860,653)
Proceeds from issuance of shares
  under initial public offering...  1,300,000    5,102,794          --            --               --     5,102,794
Proceeds from exercise of stock
  warrants........................    612,275    1,065,523          --            --               --     1,065,523
Proceeds from exercise of stock
  options.........................     15,000       15,000          --            --               --        15,000
Stock options issued for services
  rendered........................         --           --      95,250            --               --        95,250
Compensation related to previously
  issued options..................         --           --     121,600            --               --       121,600
Contribution to capital...........         --           --     325,000            --               --       325,000
Unrealized loss on securities.....         --           --          --        (1,750)              --        (1,750)
Net loss for the year ended June
  30, 1999........................         --           --          --            --       (3,289,616)   (3,289,616)
                                    ---------   ----------    --------       -------      -----------   -----------
Balance at June 30, 1999..........  6,322,315   $7,336,318    $870,900       $(1,750)     $(5,632,320)  $ 2,573,148
                                    =========   ==========    ========       =======      ===========   ===========

        The accompanying notes are an integral part of these statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           JUNE 1, 1995    YEAR ENDED    YEAR ENDED
                                                          (INCEPTION) TO    JUNE 30,      JUNE 30,
                                                          JUNE 30, 1999       1998          1999
                                                          --------------   -----------   -----------
Cash flows from operating activities:
  Net loss..............................................   $(5,632,320)    $(1,471,929)  $(3,289,616)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization......................        60,681          14,426        28,215
     Issuance of stock and stock options for services
       rendered.........................................       495,900         156,650       216,850
     Changes in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable...........................      (102,013)        (80,787)        8,068
          Inventory.....................................      (151,403)        (15,590)        6,381
          Prepaid expenses and other current assets.....      (185,315)         17,568      (168,573)
          Deposits and other assets.....................      (195,156)         (1,107)     (133,382)
       Increase in:
          Accounts payable..............................       597,877         140,658       288,339
          Accrued liabilities and payroll...............       253,968          26,806       (79,770)
                                                           -----------     -----------   -----------
          Net cash used in operating activities.........    (4,857,781)     (1,213,305)   (3,123,488)
                                                           -----------     -----------   -----------
Cash flows from investing activities:
  Capital expenditures..................................      (247,976)        (76,480)     (125,904)
  Purchase of marketable securities.....................      (105,000)             --      (105,000)
                                                           -----------     -----------   -----------
          Net cash used by investing activities.........   $  (352,976)    $   (76,480)  $  (230,904)
                                                           -----------     -----------   -----------
Cash flows from financing activities:
  Proceeds from debt....................................   $   655,000     $   655,000   $        --
  Repayment of debt.....................................      (655,000)             --      (655,000)
  Contribution to capital...............................       375,000          50,000       325,000
  Proceeds from stock warrants exercised................     1,065,523              --     1,065,523
  Stock issued under stock option plan..................        15,000              --        15,000
  Proceeds from stock issuances, net....................     6,255,795         187,500     5,102,794
                                                           -----------     -----------   -----------
          Net cash provided by financing activities.....     7,711,318         892,500     5,853,317
                                                           -----------     -----------   -----------
          Net increase (decrease) in cash...............     2,500,561        (397,285)    2,498,925
Cash at beginning of period.............................            --         398,921         1,636
                                                           -----------     -----------   -----------
Cash at end of period...................................   $ 2,500,561     $     1,636   $ 2,500,561
                                                           ===========     ===========   ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest..............   $    34,498     $        --   $    34,498

        The accompanying notes are an integral part of these statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1999

NOTE A -- NATURE OF OPERATIONS

     BioShield Technologies, Inc. ("BSTI"), was incorporated on June 1, 1995. BSTI was formed to develop, manufacture and distribute certain antimicrobial agents and products. Patents for these new agents and products are currently pending. BSTI is in the process of developing distribution channels for these products throughout the United States and internationally. On April 27, 1999, BSTI formed a subsidiary, Electronic Medical Distribution, Inc. (formerly known as Allergy Superstore.com, Inc.) ("eMD.com") to develop electronic commerce in the medical industry (see Note M).

     BSTI and eMD.com are in the development stage and their efforts though June 30, 1999, have been principally devoted to organizational activities, raising capital, regulatory approvals, research and development and further investigation into new markets.

NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  1. Basis of Presentation

     The consolidated financial statements include the accounts of BSTI, and its majority owned (95%) subsidiary, eMD.com, from the date of its formation (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  2. Cash and cash equivalents

     The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of the instruments.

  3. Marketable securities

     The Company categorizes marketable securities as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." A separate component of stockholders' equity reports the net amount of unrealized holding gains and losses until realized.

  4. Inventories

     Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work in progress and finished goods.

  5. Property, Equipment and Depreciation

          Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $14,000 and $28,000 for the years ended June 30, 1998 and 1999, respectively.

     Estimated service lives are as follows:

Office equipment............................................   3 years
Machinery, leasehold improvements, furniture and              5-10 years
  equipment.................................................

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  6. Use of estimates in the preparation of financial statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

  7. Revenue recognition

     The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped and title transfers to the customer.

  8. Income taxes

     The Company accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates applied to taxable income. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets when it is more likely than not that the asset will not be realized.

  9. Research and development costs

     The costs of research and development include, among other things, consumable supplies and materials to be used for the development of the Company's intended products, and the cost of testing and consulting related to filing with the Environmental Protection Agency (EPA) and patent filings. Research and development costs are expensed when incurred and amounted to $231,547 and $717,978 for the years ending June 30, 1998 and 1999, respectively.

  10. Advertising costs

     The Company expenses the cost of advertising the first time advertising takes place. Costs of developing advertising materials are expensed at the time the advertising materials are produced and distributed to customers. Advertising expense was $228,192 and $597,550 for the years ended June 30, 1998 and 1999, respectively. Advertising expense for the year ended June 30, 1999 included the creation of media advertising materials of $158,000.

  11. Reverse stock split

     Effective December 11, 1997, the Company's shareholders approved a reverse split, which had the following effect on all outstanding securities:

Common stock................................................  2.45 for 3.00
Warrants....................................................  1 for 2

     The exercise price on all warrants issued prior to December 11, 1997 was reduced to $0.50 in connection with the reverse split.

     All share and per share amounts and warrant amounts have been restated retroactively to reflect these reverse splits.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  12. Loss per common share

     Basic loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period as adjusted for the reverse split as discussed in Note B-11. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

  13. Stock-Based Compensation

     Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note F).

  14. Reclassifications

     Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation.

NOTE C -- INVENTORIES

     Inventories consist of the following:

                                                              JUNE 30,   JUNE 30,
                                                                1998       1999
                                                              --------   --------
Raw Materials...............................................  $ 83,482   $ 60,273
Work in Process.............................................    42,893     47,993
Finished Goods..............................................    31,409     43,137
                                                              --------   --------
                                                              $157,784   $151,403
                                                              ========   ========

NOTE D -- PROPERTY AND EQUIPMENT

     Property and Equipment consists of the following:

                                                              JUNE 30,   JUNE 30,
                                                                1998       1999
                                                              --------   --------
Leasehold improvements......................................  $ 33,385   $ 33,385
Office furniture and equipment..............................    28,433    125,891
Machinery and equipment.....................................    60,254     88,700
                                                              --------   --------
          Total property and equipment......................   122,072    247,976
Less accumulated depreciation...............................   (17,361)   (45,576)
                                                              --------   --------
                                                              $104,711   $202,400
                                                              ========   ========

NOTE E -- COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Rent expense under these leases was $64,835 and $72,082 for the years ended June 30, 1998 and 1999, respectively.

     Commitments under noncancelable operating leases including leases entered into after June 30, 1999 are summarized as follows:

                                                        BSTI      EMD.COM       TOTAL
                                                      --------   ----------   ----------
Fiscal Year:
  2000..............................................  $143,106   $  359,606   $  502,712
  2001..............................................    60,798      733,596      794,394
  2002..............................................        --      748,534      748,534
  2003..............................................        --      763,471      763,471
  2004..............................................        --      778,962      778,962
  Thereafter........................................        --    4,134,363    4,134,363
                                                      --------   ----------   ----------
          Total.....................................  $203,904   $7,518,532   $7,722,436
                                                      ========   ==========   ==========

NOTE F -- STOCK OPTIONS AND WARRANTS

     The Company's Board of Directors has approved two stock options plans. Under the 1997 Stock Incentive Plan, the Company may grant options to officers and key employees for up to 1,200,000 shares of common stock. This plan provides for the expiration of options ten years from the date of grant, with the exception of options issued to an over 10% owner, for which expiration is five years from the date of grant. The exercise price of options granted must equal at least 100% of the market value, or 110% of the market value for over 10% owners, on the date granted. Under the 1996 Directors' Stock Option Plan, the Company may grant options to directors of the company for up to 1,000,000 shares of common stock. This plan provides for options to be immediately exercisable and provides for the expiration of options five years from the date of grant. The plan requires initial options to be granted at an exercise price of $2.00 per share. Subsequent options are issued at market value.

     Employee stock option transactions for the years ended June 30, 1999 and 1998 are summarized as follows:

                                                       YEAR ENDED           YEAR ENDED
                                                     JUNE 30, 1998        JUNE 30, 1999
                                                   ------------------   ------------------
                                                             WEIGHTED             WEIGHTED
                                                             AVERAGE              AVERAGE
                                                             EXERCISE             EXERCISE
                                                   SHARES     PRICE     SHARES     PRICE
                                                   -------   --------   -------   --------
Outstanding, beginning of period.................   60,000    $2.00      90,000   $   1.67
Granted..........................................   30,000     1.00     745,000       6.27
Exercised........................................       --       --     (15,000)      1.00
Forfeited........................................       --       --          --         --
                                                   -------    -----     -------   --------
Outstanding, end of year.........................   90,000    $1.67     820,000   $   5.87
                                                   =======    =====     =======   ========
Options exercisable at year end..................   90,000                         410,000
Weighted average fair value of options granted
  during the year................................  $  3.88              $  3.15

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about employee stock options outstanding at June 30, 1999:

                                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                       ----------------------------------------   -------------------------------
                                                          WEIGHTED     WEIGHTED
                                           NUMBER         AVERAGE      AVERAGE        NUMBER          WEIGHTED
                                       OUTSTANDING AT   CONTRACTUAL    EXERCISE   EXERCISABLE AT      AVERAGE
RANGE OF EXERCISE PRICE                JUNE 30, 1999    LIFE (YEARS)    PRICE     JUNE 30, 1999    EXERCISE PRICE
-----------------------                --------------   ------------   --------   --------------   --------------
$1.00................................      40,000           4.25        $1.00         40,000           $1.00
2.00-3.00............................     360,000           3.94         2.78        360,000            2.78
5.00.................................     267,000           4.30         5.00             --              --
5.75-6.00............................      20,000           4.75         5.88         10,000            5.75
12.25-19.06..........................     133,000           4.94        17.41             --              --
                                          -------           ----        -----        -------           -----
                                          820,000           4.25        $5.87        410,000           $2.68
                                          =======           ====        =====        =======           =====

     The Company follows the practice of recording amounts received upon the exercise of certain options by crediting common stock. No charges are reflected in the statements of operations as a result of the grant or exercise of options to or by employees. The Company realizes an income tax benefit from the exercise of certain stock options and the exercise and early disposition of the shares acquired via certain other stock options. This benefit results in a reduction to income taxes payable and an increase to additional paid-in capital.

     The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $116,250 and $61,250 has been recognized for the years ended June 30, 1998 and 1999, respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                                             JUNE 30, 1998    JUNE 30,1999
                                                             -------------    -------------
Net loss....................................  As reported     $(1,471,929)     $(3,291,366)
                                              Pro forma        (1,471,929)      (4,045,637)
Basic net loss per common share.............  As reported     $     (0.33)     $     (0.57)
                                              Pro forma             (0.33)           (0.70)

     The fair values were estimated using the Black Scholes options-pricing model with the following weighted average assumptions for 1998 and 1999: expected dividend yield of 0.0%, expected price volatility of 84.96%, risk-free rate of return of 6.5%, and expected life of options of 3.0 years.

  Stock Options Issued to Non-Employees

     As of the beginning of fiscal 1998, options to purchase 60,000 shares of common stock were outstanding related to options issued to a member of the Company's advisory board during 1996. These options vest over a three-year period allowing the optionee to acquire 20,000 shares beginning on each anniversary date of the grant date and expiring five years from the date of grant.

     During the year ended June 30, 1998, the Company issued options to purchase 120,000 shares of common stock at an exercise price of $5.00 per share to two members of its advisory board. The options vest over a three-year period allowing each optionee to acquire 20,000 shares beginning on each anniversary date of the grant and expiring five years from the date of grant. Compensation cost of $121,600 and $40,400 has been recognized in the accompanying financial statements for the years ended June 30, 1998 and June 30, 1999.

     During the year ended June 30, 1999, the Company issued options to purchase 4,000 shares of common stock at an exercise price of $8.94 per share and 4,000 shares of common stock at an exercise price of $14.81

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

per share to a non-employee for consulting services. These options vest one year from the grant date and expire five years from the grant date. Compensation cost of $34,000 has been recognized for the year ended June 30, 1999 related to these options.

  Warrants

     At June 30, 1997, warrants for the purchase of 959,004 shares were issued in connection with various private placement offerings. In connection with the reverse split discussed in Note B-11, the restated number of warrants outstanding at June 30, 1997 was 479,502, with an exercise price of $0.50. The expiration date was also restated to reflect a five-year term expiring in April 2003.

     In connection with a private placement offering during the year ended June 30, 1998, warrants for the purchase of 490,000 shares were issued with an exercise price ranging from $5.00 to $5.25 expiring April 2003. Also, during the year ended June 30, 1998, warrants for the purchase of 18,750 shares were issued in connection with private placement offerings. These warrants have a five-year term and an exercise price of $0.50.

     In connection with its initial public offering during the year ended June 30, 1999, warrants for the purchase of 1,365,000 shares were issued with an exercise price ranging from $6.00 to $7.50 expiring September 2003. Also during the year ended June 30, 1999, warrants for the purchase of 612,275 shares were exercised. The number of warrants outstanding as of June 30, 1999, including 150,000 issued for services in lieu of cash, was 1,890,977.

NOTE G -- INCOME TAXES

     The Company's temporary differences result in a deferred income tax asset which is reduced to zero by a related valuation allowance are summarized as follows:

                                                              JUNE 30,    JUNE 30,
                                                                1998        1999
                                                              --------   ----------
Deferred income tax assets:
  Operating loss carryforwards..............................  $658,883   $1,867,560
  Payroll tax accruals......................................   119,837      121,080
  Options for services......................................   106,039      142,234
                                                              --------   ----------
     Gross deferred tax assets..............................   884,759    2,130,874
     Deferred tax asset valuation allowance.................  (884,759)  (2,130,874)
                                                              --------   ----------
          Net deferred income tax asset.....................  $     --   $       --
                                                              ========   ==========

     The income tax provisions for the years ended June 30, 1998 and 1999, differ from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. These differences are the result of applying valuation allowances against the deferred tax assets.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended June 30, 1998 and 1999 are as follows:

                                                              JUNE 30,    JUNE 30,
                                                                1998        1999
                                                              --------   ----------
Income tax benefit at applicable Federal rate of 34%........  $500,456   $1,118,469
State tax benefit, net of Federal income tax effect.........    58,877      131,585
Other.......................................................    (1,638)      (3,939)
                                                              --------   ----------
                                                               557,695    1,246,115
Increase in deferred income tax asset valuation allowance...  (557,695)  (1,246,115)
                                                              --------   ----------
          Net income tax benefit............................  $     --   $       --
                                                              ========   ==========

     At June 30, 1999, the Company had operating loss carryforwards for U.S. income tax purposes of approximately $4,400,000 available to reduce future taxable income. These loss carryforwards will expire in fiscal years 2004 through 2019.

     The Company has experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during 1999. As a result, the utilization of the net operating losses that expire in 2019 and prior will be limited to a maximum amount annually as defined by the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

NOTE H -- SIGNIFICANT CUSTOMERS

     During 1997, the Company entered into sales agreements with two customers that included provision for certain exclusive marketing rights and preferential payment terms. The customers terminated these agreements during 1999. Sales to two customers totaled approximately $151,000 or 33% of total sales for the year ended June 30, 1998. Sales to four customers totaled approximately $185,000 or 61% of total sales during the year ended June 30, 1999. No other customer represented more than 10% of sales during the periods presented.

NOTE I -- NEW ACCOUNTING PRONOUNCEMENTS

  Recently Adopted Pronouncements

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, for its fiscal year ended June 30, 1999. The statement establishes standards for reporting and presentation of comprehensive earnings and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. The statement requires retroactive application for all periods presented in the financial statements. The adoption of SFAS No. 130 did not have a material effect on the Company's results of operations or its financial position.

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosure About Segments of An Enterprise and Related Information, for its fiscal year ended June 30, 1999. SFAS No. 131 establishes standards for the way in which information about operating segments is reported. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not have a material effect on the Company's results of operations or its financial position.

     During 1999, the Company adopted Statement of Positions (SOP) No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, which requires certain costs incurred in connection with developing or obtaining internal-use software to be capitalized and other costs to be expensed. During 1999, the Company expensed $166,000 related to the development of internet software.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Recently Issued Pronouncements

     In April 1998, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee (AcSEC) issued Statement of Position No. SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 establishes standards on accounting for start-up and organization costs and, in general, requires such costs to be expensed as incurred. This standard is required to be adopted on July 1, 1999.

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by July 1, 1999, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded as either assets or liabilities on the balance sheet and measure those instruments at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative as part of a hedge transaction and, if it is, the type of hedge transactions.

     The adoption of these two pronouncements is not expected to have a material effect on the Company's results of operations or financial position.

NOTE J -- NOTES PAYABLE

     Notes payable consisted of ninety $5,000 notes payable to individuals totaling $450,000 at June 30, 1998. The notes bear interest at 10% per annual during the first twelve months, 13% per annum during the second twelve months, and 15% per annum during the third twelve months. In connection with these notes, warrants for the purchase of 450,000 shares at an exercise price of $5.00 per share (see Note F). The value attributable to these warrants is not significant to the accompanying financial statements and accordingly, the value has not been included therein.

     Other notes payable consisted of a $80,000 note payable to a relative of a principle stockholder bearing interest at 8% and a $125,000 note payable to an individual bearing interest at prime plus 2%.

     The Company repaid all notes payable that were outstanding as of June 30, 1998 upon receiving the proceeds of the initial public offering.

NOTE K -- SEGMENT INFORMATION

     The following information is presented in accordance with SFAS No. 131, which was adopted by the Company during 1999.

     The Company operates primarily in the antimicrobial and biostatic products segment. During 1999, the company established a subsidiary, eMD.com which will operate in the pharmaceutical distribution segment via the internet.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on gross profit.

     See Note H regarding sales to significant customers. Sales reported in Note H relate to the antimicrobial and biostatic products segment only.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following table provides summarized information concerning the Company's reportable segments.

                                                 ANTIMICROBIAL
                                                 AND BIOSTATIC   PHARMACEUTICAL
                                                   PRODUCTS       DISTRIBUTION       TOTAL
                                                 -------------   --------------   -----------
Revenues from products/services................   $   305,336      $       --     $   305,336
Gross profit...................................       116,423              --         116,423
Segment profit (loss)..........................    (2,824,391)       (465,225)     (3,289,616)
Interest income................................       102,134              --         102,134
Interest expense...............................        16,960              --          16,960
Depreciation and amortization..................        26,857           1,358          28,215
Segment assets.................................     3,239,449       4,984,294       8,223,743

     For the years ended June 30, 1998, all operations and assets related to the antimicrobial and biostatic products segment.

NOTE L -- RELATED PARTY TRANSACTIONS AND SUBSEQUENT EVENT

     During 1998, the Company entered an exclusive sales and distributorship agreement with a related party. Under this agreement, the Company receives royalty payments based on the level of sales of its products made by the distributor. Royalty payments are subject to an annual minimum amount. In addition, the distributor has agreed to pay the Company $50,000 in monthly installments over two years to be used by the Company to continue its research and development of products, product improvement and patent execution. Payments related to this agreement did not begin until 1999. The Company recorded $75,000 related to royalties which is reported as royalty fees in the financial statements. The Company recorded income of $16,667 related to research and development under this agreement and has been netted against research and development expense in the accompanying financial statements.

     At June 30, 1999, the Company had $79,667 due from related parties included in accounts receivable.

     During 1999, two principal stockholders contributed $325,000 to additional paid-in capital of the Company without further consideration. In June 1998, a principal stockholder contributed $50,000 to additional paid-in capital of the Company without further consideration.

NOTE M -- FORMATION OF ELECTRONIC MEDICAL DISTRIBUTION, INC.

     On April 27, 1999, the Company acquired 99% of the outstanding common stock of a newly formed entity, Allergy Superstore.com, Inc. The corporate name of the newly acquired subsidiary was subsequently changed to Electronic Medical Distribution, Inc. (eMD.com). On June 30, 1999, eMD.com, BSTI, and certain investors entered into a securities purchase agreement whereby eMD.com would sell up to an aggregate of 3,218,884 shares of common stock to the investors at a price of $4.67 per share. As of June 30, 1999, investors had purchased 1,070,664 shares for an aggregate purchase price of $5,000,000 under this agreement. The net proceeds of $4,798,750, which was received from escrow on July 6, 1999, was included in current assets under the caption Stockholder subscription receivable at June 30, 1999. In connection with the purchase of stock, the investors also received warrants for the purchase of 100,000 shares of eMD.com common stock at an exercise price of $5.126 per share. These warrants have a five year term. At June 30, 1999, there were 29,070,664 of issued and outstanding shares of eMD.com.

     The securities purchase agreement provides for a conversion feature which allows the holder of eMD.com common stock to exchange their shares for BSTI common stock at a predetermined exchange rate provided eMD.com has not consummated an initial public offering within twelve months of the purchase of stock under

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                         (A DEVELOPMENT STAGE COMPANY)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

this agreement. BioShield has agreed to reserve the number of shares of common stock needed in connection with the conversion right and warrants issued by eMD.com.

     eMD.com has also granted options for the purchase of 4,740,000 shares of common stock pursuant to various stock options plans to members of its board of directors and members of its advisory board. All options have a 5 year term and an exercise price of $2.00 per share.

NOTE N -- SUBSEQUENT EVENTS

     As of September 2, 1999, investors had purchased an additional 214,133 shares of eMD.com common stock for an aggregate purchase price of $1,000,000 under the aforementioned securities purchase agreement (Note M). Warrants for the purchase of 60,000 shares of eMD.com common stock at an exercise price of $5.126 per share were issued in connection with the eMD.com securities purchase agreements.

     On July 9, 1999, eMD.com entered into an agreement with iXL Enterprises, Inc. (iXL), a subsidiary of iXL, Inc. Under the agreement, iXL will provide strategic planning and marketing advice in exchange for 600,000 shares of eMD.com common stock. The Company also entered into a separate agreement with iXL, Inc for the design and development of an internet website. Under the agreement, eMD.com will pay iXL a total of approximately $1,890,700 as work progresses on the development of the website.

     On July 6, 1999, the Company entered into a lease agreement with an unrelated party to lease an office building for a term of ten years (see Note E for future minimum lease payments).

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BioShield Technologies, Inc.


Date: September 28, 1999               /s/  Timothy C. Moses
                                       ----------------------------------------
                                       TIMOTHY C. MOSES
                                       President and Chief Executive Officer


Date: September 28, 1999               /s/  Daniel E. Swaye
                                       ----------------------------------------
                                       DANIEL E. SWAYE
                                       Vice President Finance
                                       (Principal Financial Officer)

                               INDEX TO EXHIBITS

NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------
  3.3    --   Certificate of Amendment of Certificate of Incorporation of
              Allergy Superstore.com, Inc., dated as of August 27, 1999
 10.31   --   Amended 1999 Directors Stock Option Plan of Allergy
              Superstore.com, Inc.
 10.32   --   Amended Form of Directors Non-Qualified Initial Stock Option
              Grant of Allergy
              Superstore.com, Inc.
 10.33   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to
              Carl T. Garner
 10.34   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to
              Michel M. Azran
 10.35   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to Kevin Smith
 10.36   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to Chip Howes
 10.37   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to
              U. Bertram Ellis, Jr.
 10.38   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to
              Duncan James
 10.39   --   Allergy Superstore.com, Inc. Initial Directors Non-Qualified
              Stock Option Grant to
              Mark Spargo
 10.40   --   Amended 1999 Medical Advisory Directors Stock Option Plan
              for Allergy Superstore.com, Inc.
 10.41   --   Form of Medical Advisory Directors Non-Qualified Initial
              Stock Option Grant for Allergy Superstore.com, Inc.
 10.42   --   Form of Non-Qualified Succeeding Stock Option Grant for
              Allergy Superstore.com, Inc.
 10.43   --   Allergy Superstore.com, Inc. Initial Medical Advisory
              Directors Non-Qualified Stock Option Grant for Gerald
              Vanderpool
 10.44   --   Allergy Superstore.com, Inc. Initial Medical Advisory
              Directors Non-Qualified Stock Option Grant for Scott Carroll
 10.45   --   Allergy Superstore.com, Inc. Initial Medical Advisory
              Directors Non-Qualified Stock Option Grant for Richard Stout
 10.46   --   Allergy Superstore.com, Inc. Form of 1999 Equity Incentive
              Plan
 10.47   --   Allergy Superstore.com, Inc. Form of 1999 Equity Incentive
              Plan Stock Option Agreement
 10.48   --   Allergy Superstore.com, Inc. Stock Option Agreement, dated as of May 6, 1999, to
              Jacques Elfersy for 2,250,000 Option Shares of Allergy
              Superstore.com, Inc.
 10.49   --   Allergy Superstore.com, Inc. Stock Option Agreement, dated as of May 6, 1999, to Timothy C. Moses for 2,250,000 Option
              Shares of Allergy Superstore.com, Inc.
 10.50   --   Allergy Superstore.com, Inc. 1999 Employee Stock Purchase
              Plan
 10.51   --   BioShield Technologies, Inc. Directors Stock Option
              Agreement for the grant to
              Michel M. Azran of 10,000 shares of common stock, dated as of April 1, 1999
 10.52   --   BioShield Technologies, Inc. Stock Incentive Agreement,
              dated as of December 1, 1998 for an option to purchase
              150,000 shares for Jacques Elfersy
 10.53   --   BioShield Technologies, Inc. Stock Incentive Agreement,
              dated as of December 1, 1998 for an option to purchase
              150,000 shares for Timothy C. Moses
 10.54   --   Employment letter for Maggie M. Perritt, dated as of May 20,
              1999
 10.55   --   Employment Agreement for John T. Adams, dated as of June 14,
              1999
 10.56   --   iXL Master Service Agreement between iXL, Inc. and BioShield
              Technologies, Inc., dated as of June 7, 1999

NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------
 10.57   --   Strategic Alliance Agreement between iXL Enterprises, Inc.
              and Allergy Superstore.com, Inc., dated as of July 9, 1999
 10.58   --   Securities Purchase Agreement, dated as of June 30, 1999 by and among Allergy Superstore.com, Inc. and Jackson, LLC
 10.59   --   Registration Rights Agreement, dated as of June 30, 1999 by and among BioShield Technologies and Jackson, LLC
 10.60   --   Registration Rights Agreement, dated as of June 30, 1999 by and among Allergy Superstore.com, Inc. and Jackson, LLC
 10.61   --   Transfer Agent Instructions, dated as of June 30, 1999
 10.62   --   Warrant Agreement, dated as of June 30, 1999 by and among
              Allergy Superstore.com, Inc. and Jackson, LLC
 10.63   --   Securities Purchase Agreement, dated as of August 25, 1999 by and among Allergy Superstore.com, Inc. and Cache Capital
              (USA) L.P.
 10.64   --   Registration Rights Agreement, dated as of August 25, 1999 by and among BioShield Technologies and Cache Capital (USA)
              L.P.
 10.65   --   Registration Rights Agreement, dated as of August 25, 1999 by and among Allergy Superstore.com, Inc. and Cache Capital
              (USA) L.P.
 10.66   --   Transfer Agent Instructions, dated as of August 25, 1999
 10.67   --   Warrant Agreement, dated as of August 25, 1999 by and among
              Allergy Superstore.com, Inc. and Cache Capital (USA) L.P.
 10.68   --   Securities Purchase Agreement, dated as of August 25, 1999 by and among Allergy Superstore.com, Inc. and GPS America
              Fund Ltd
 10.69   --   Registration Rights Agreement, dated as of August 25, 1999 by and among BioShield Technologies and GPS America Fund Ltd
 10.70   --   Registration Rights Agreement, dated as of August 25, 1999 by and among Allergy Superstore.com, Inc. and GPS America
              Fund Ltd
 10.71   --   Transfer Agent Instructions, dated as of August 25, 1999
 10.72   --   Warrant Agreement, dated as of August 25, 1999 by and among
              Allergy Superstore.com, Inc. and GPS America Fund Ltd
 10.73   --   Securities Purchase Agreement, dated as of September 2, 1999 by and among Allergy Superstore.com, Inc. and Atlantis
              Capital Fund Limited
 10.74   --   Registration Rights Agreement, dated as of September 2, 1999 by and among BioShield Technologies and Atlantis Capital
              Fund Limited
 10.75   --   Registration Rights Agreement, dated as of September 2, 1999 by and among Allergy Superstore.com, Inc. and Atlantis
              Capital Fund Limited
 10.76   --   Transfer Agent Instructions, dated as of September 2, 1999
 10.77   --   Warrant Agreement, dated as of September 2, 1999 by and
              among Allergy Superstore.com, Inc. and Atlantis Capital Fund
              Limited
 10.78   --   Warrant Agreement, dated as of September 2, 1999 by and
              among Allergy Superstore.com, Inc. and J.P. Carey
              Securities, Inc.
 10.79   --   Warrant Agreement, dated as of September 2, 1999 by and
              among Allergy Superstore.com, Inc. and Greenfield Capital
              Partners, LLC
 10.80   --   Legal Opinion of Sims Moss Kline & Davis LLP, dated as of
              June 30, 1999
 10.81   --   Placement Agent Agreement, dated as of June 30, 1999 between
              Allergy Superstore.com, Inc. and J.P. Carey Securities, Inc.
 10.82   --   Private Equity Credit Agreement by and between Jackson, LLC and BioShield Technologies, Inc., dated as of June 30, 1999

NUMBER                            EXHIBIT DESCRIPTION
------                            -------------------
 10.83   --   Registration Rights Agreement, dated as of June 30, 1999
              between BioShield Technologies, Inc. and Jackson, LLC
 10.84   --   Transfer Agent Letter, dated as of June 30, 1999
 10.85   --   Lease Agreement with Technology Park, dated as of July 6,
              1999
 10.86   --   Guaranty of BioShield Technologies, Inc. to Lease Agreement,
              dated as of July 7, 1999
 10.87   --   Financial Advisory and Consulting Agreement, dated as of
              August 1, 1999 between BioShield Technologies, Inc. and
              White Capital Group, Ltd.
 10.88   --   Harwood House Contract for Interior Design, dated as of
              August 18, 1999
 10.89   --   Summit Marketing Group, Inc. Marketing Proposal, dated as of
              August 19, 1999
 10.90   --   Employment Agreement dated as of August 30, 1999 between
              eMD.com, Inc. and Sharon Kay Allred
 10.91   --   Contract for Purchase of NDC Managed Care Mail Order
              Pharmacy System, dated as of September 7, 1999
 10.92   --   Offer of Employment to Eric B. Adams, dated as of June 12,
              1999
 10.93   --   Employment agreement, dated as of September 10, 1999 between
              eMD.com, Inc. and
              Wayne A. Roberts
 10.94   --   Construction Agreement between Beers Construction Company
              and eMD.com, Inc., dated as of September 13, 1999
 23.1    --   Consent of Independent Auditors
 27      --   Financial Data Schedule