Form 10QSB
period 1999-09-30
BIOSHIELD TECHNOLOGIES INC
filed 1999-11-15
CIK 1059623

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

COMMISSION FILE NUMBER 0-24913

BIOSHIELD TECHNOLOGIES, INC.

(Exact name of Registrant as specified in its charter)

GEORGIA	58-2181628
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5655 PEACHTREE PARKWAY

NORCROSS, GEORGIA 30092
(Address of principal executive offices and zip code)

(770) 246-2000

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) and has been subject to such filing requirements for the past 90 days.

Yes  [X]  No  [   ]

      As of November 10, 1999, there were 6,359,457 outstanding shares of the Registrant’s Common Stock, no par value per share.

BIOSHIELD TECHNOLOGIES, INC.

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

1.	Balance Sheets as of September 30, 1999 (unaudited) and June 30, 1999.	1

2.	Statements of Operations for the three month periods ended September 30, 1999 and 1998 (unaudited)	2

3.	Statements of Operations from June 1, 1995 (inception) thru September 30, 1999 and 1998 (unaudited)	2

4.	Statement of Changes in Stockholders’ Equity (Deficit) for the three month period ended September 30, 1999 (unaudited)	3

5.	Statements of Cash Flows for the three month periods ended September 30, 1999 and 1998 (unaudited) and from June 1, 1995 (inception) thru September 30, 1999 and 1998 (unaudited)	4

6.	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-KSB

SIGNATURES		13

EXHIBIT INDEX		14

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	1999	1999

	(Unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,074,266	$2,500,561

Marketable securities	87,500	103,250

Accounts receivable	107,492	102,013

Stockholders’ subscription receivable	—	4,798,750

Inventories	165,743	151,403

Prepaid expenses and other current assets	181,011	171,073

Total current assets	5,616,012	7,827,050

PROPERTY AND EQUIPMENT, NET	523,928	202,400

DEPOSITS AND OTHER LONG-TERM ASSETS	630,242	194,293

	$6,770,182	$8,223,743

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:

Accounts payable	$723,736	$597,877

Accrued liabilities	514,377	195,044

Accrued payroll	68,289	58,085

Accrued interest payable	839	839

Total current liabilities	1,307,241	851,845

MINORITY INTEREST	6,124,750	4,798,750

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock — no par value; 50,000,000
shares authorized; 6,325,915 and 6,322,315
issued and outstanding at September 30, 1999

and June 30, 1999, respectively	7,357,888	7,336,318

Additional paid-in capital	1,977,300	870,900

Accumulated other comprehensive earnings (loss)	(17,500)	(1,750)

Deficit accumulated during the development stage	(9,979,497)	(5,632,320)

	(661,809)	2,573,148

	$6,770,182	$8,223,743

The accompanying notes are an integral part of these statements.

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

	(Unaudited)		(Unaudited)
	Three months ended		June 1, 1995 (inception)
	September 30,		to September 30,

	1999	1998	1999	1998

Net sales	$144,445	$87,854	$1,687,567	$1,325,640

Cost of sales	90,488	33,736	749,881	504,216

Gross profit	53,957	54,118	937,686	821,424
Operating expenses

Marketing and selling	805,467	114,379	2,282,741	806,319

General and administrative	3,023,654	259,982	7,010,058	2,290,393

Research and development	633,984	37,802	1,874,998	453,930

	4,463,105	412,163	11,167,797	3,550,642

Loss from operations	(4,409,148)	(358,045)	(10,230,111)	(2,729,218)

Other income (expense):

Royalty fees	—	—	75,000	—

Consulting income, net of consulting expenses of $19,474 for the period ended June 30, 1998	—	—	39,908	39,908

Interest and dividend income	61,971	818	171,043	7,756

Interest expense	—	(16,335)	(35,337)	(34,712)

Net loss before income taxes	(4,347,177)	(373,562)	(9,979,497)	(2,716,266)

Income tax (expense) benefit	—	—	—	—

Net loss	(4,347,177)	(373,562)	(9,979,497)	(2,716,266)
Other comprehensive earnings (loss)

Unrealized holding loss on securities	(15,750)	—	(17,500)	—

COMPREHENSIVE LOSS	$(4,362,927)	$(373,562)	$(9,996,997)	$(2,716,266)

Net loss per common share:

Basic	$(0.69)	$(0.08)	$(2.12)	$(0.64)

Weighted average common shares outstanding	6,325,915	4,747,021	4,717,026	4,268,977

The accompanying notes are an integral part of these statements.

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

					Deficit
	Common stock			Accumulated	accumulated
	no par value		Additional	other	during the
			paid-in	comprehensive	development
	Shares	Amount	capital	earnings (loss)	stage	Total

Balance at June 1, 1995	—	$—	$—	$—	$—	$—

Proceeds from original issuance of shares	3,907,086	500	—	—	—	500

Proceeds from issuance of shares under private placement offering	62,612	115,000	—	—	—	115,000

Stock warrants issued for services rendered	—	—	60,000	—	—	60,000

Net loss — June 1, 1995 (inception) through June 30, 1996	—	—	—	—	(356,316)	(356,316)

Balance at June 30, 1996	3,969,698	115,500	60,000	—	(356,316)	(180,816)

Proceeds from issuance of shares under private placement offering	149,723	275,001	—	—	—	275,001

Proceeds from issuance of shares under private placement offering	245,000	600,000	—	—	—	600,000

Stock issuance costs related to private placement offerings	—	(25,000)	—	—	—	(25,000)

Stock warrants issued for services rendered	—	—	62,400	—	—	62,400

Net loss for the year ended June 30, 1997	—	—	—	—	(514,459)	(514,459)

Balance at June 30, 1997	4,364,421	965,501	122,400	—	(870,775)	217,126

Proceeds from issuance of shares under private placement offering	30,619	187,500	—	—	—	187,500

Stock options issued for services rendered	—	—	156,650	—	—	156,650

Contribution to capital	—	—	50,000	—	—	50,000

Net loss for the year ended June 30, 1998	—	—	—	—	(1,471,929)	(1,471,929)

Balance at June 30, 1998	4,395,040	1,153,001	329,050	—	(2,342,704)	(860,653)

Proceeds from issuance of shares under initial public offering	1,300,000	5,102,794	—	—	—	5,102,794

Proceeds from exercise of stock warrants	612,275	1,065,523	—	—	—	1,065,523

Proceeds from exercise of stock options	15,000	15,000	—	—	—	15,000

Stock options issued for services rendered	—	—	95,250	—	—	95,250

Compensation related to previously issued options	—	—	121,600	—	—	121,600

Contribution to capital	—	—	325,000	—	—	325,000

Unrealized loss on securities	—	—	—	(1,750)	—	(1,750)

Net loss for the year ended June 30, 1999	—	—	—	—	(3,289,616)	(3,289,616)

Balance at June 30, 1999	6,322,315	7,336,318	870,900	(1,750)	(5,632,320)	2,573,148

Proceeds from exercise of warrants	3,600	21,570	—	—	—	21,570

Stock warrants issued for services rendered	—	—	1,106,400	—	—	1,106,400

Unrealized loss on securities	—	—	—	(15,750)	—	(15,750)

Net loss for the quarter ended September 30, 1999	—	—	—	—	(4,347,177)	(4,347,177)

	6,325,915	$7,357,888	$1,977,300	$(17,500)	$(9,979,497)	$(661,809)

The accompanying notes are an integral part of these statements.

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended		June 1, 1995 (inception)
	September 30,		to September 30,

	1999	1998	1999	1998

	(Unaudited)		(Unaudited)

Cash flows from operating activities:

Net loss	$(4,347,177)	$(373,562)	$(9,979,497)	$(2,716,266)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	15,884	5,078	76,565	37,544

Issuance of stock and stock warrants for services rendered	1,772,400	48,750	2,268,300	327,800

Changes in operating assets and liabilities:

(Increase) decrease in:

Accounts receivable	(5,479)	(15,827)	(107,492)	(125,908)

Inventory	(14,340)	(14,935)	(165,743)	(172,719)

Prepaid expenses and other current assets	(9,938)	—	(195,253)	—

Deposits and other assets	(435,949)	42,000	(631,105)	(36,516)

Increase in:

Accounts payable	125,859	36,554	723,736	346,092

Accrued liabilities and payroll	329,537	31,269	583,505	365,007

Net cash used in operating activities	(2,569,203)	(240,673)	(7,426,984)	(1,974,966)

Cash flows from investing activities:

Capital expenditures	(337,412)	—	(585,388)	(122,072)

Purchase of marketable securities	—	—	(105,000)	—

Net cash used by investing activities	(337,412)	—	(690,388)	(122,072)

Cash flows from financing activities:

Proceeds from debt	—	—	655,000	655,000

Repayment of debt	—	(62,500)	(655,000)	(62,500)

Contribution to capital	—	325,000	375,000	375,000

Proceeds from stock warrants exercised	21,570	224,542	1,087,093	224,542

Stock issued under stock option plan	—	—	15,000	—

Proceeds from stock issuances, net	5,458,750	5,491,056	11,714,545	6,644,057

Net cash provided by financing activities	5,480,320	5,978,098	13,191,638	7,836,099

Net increase (decrease) in cash	2,573,705	5,737,425	5,074,266	5,739,061

Cash at beginning of period	2,500,561	1,636	—	—

Cash at end of period	$5,074,266	$5,739,061	$5,074,266	$5,739,061

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$—	$—	$34,498	$—

The accompanying notes are an integral part of these statements.

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 1999

Note A.  Basis of Presentation

      The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 1999 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 1999.

Note B.  Inventories

      Inventories consist primarily of raw materials, work in progress and finished goods, which are stated at the lower of cost or market. Cost is determined under the first-in, first-out (FIFO) valuation method.

Note C.  Loss Per Common Share

      The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

Note D.  Stock Options and Warrants

      During the three months ended September 30, 1999, the following changes occurred in outstanding stock options and warrants.

Options outstanding at June 30, 1999	1,008,000

Options granted	—

Options cancelled	—

Options exercised	—

Options outstanding at September 30, 1999	1,008,000

Warrants outstanding at June 30, 1999	1,890,977

Warrants granted	240,000

Warrants cancelled	—

Warrants exercised	(3,600)

Warrants outstanding at September 30, 1999	2,127,377

Note E.  Commitments and Contingencies

      On July 9, 1999, Electronic Medical Distribution, Inc., (“eMD.com”), a subsidiary of the Company, entered into an agreement with iXL Enterprises, Inc. (iXL), a subsidiary of iXL, Inc. Under the agreement, iXL will provide strategic planning, and marketing advice in exchange for 600,000 shares of eMD.com common stock. The Company recorded a charge of $666,000 based on the fair market value of the eMD.com common stock issued to iXL. Fair market value was determined based on recent sales of eMD.com common stock in private placement offerings. On September 29, 1999, the Company recorded a charge of $1,106,400 for warrants granted for purchase of 240,000 shares of common stock. The warrants were granted for services rendered by CLR and Associates. The fair market value of the warrants was determined using the

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Black-Scholes model. The total for the non-cash charges related to the issuance of both common stock of eMD.com and warrants during the quarter was $1,772,400. The eMD.com common stock issued to iXL increased minority interest by $666,000 and the issuance of warrants to CLR increased additional paid-in capital by $1,106,400.

      The Company also entered into a separate agreement with iXL for the design and development of an internet website. Under the agreement, eMD.com will pay iXL a total of approximately $1,890,700 as work progresses on the development of the website. Through September 30, 1999, the Company had paid and expensed approximately $520,000 related to this agreement.

      On July 6, 1999, the Company entered into a lease agreement with an unrelated party to lease an office building for a term of ten years. Required minimum lease payments under this lease is approximately $45,000 per month for the year ending June 30, 2000.

Note F.  Subsequent Events

      In addition to its development and marketing of proprietary antimicrobials, the Company is engaged in the sale and distribution of cleaning and deodorizing products in the retail and industrial segments. These products are exempt from regulation as “pesticides” under the Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”). Like many other companies engaged in the sale of these products, the Company has experienced regulatory scrutiny from the United States Environmental Protection Agency (“EPA”), which implements federal regulations under FIFRA regarding the labeling of these products. The EPA has alleged that certain claims on the labels were inappropriate for these products in the absence of an EPA pesticide registration and has required the Company to revise the labels. While the Company did not agree with the EPA interpretation that the product claims were pesticidal, the Company voluntarily agreed to revise the labels. The EPA then authorized the sale of the products with the revised label. On September 27, 1999, the EPA filed an administrative complaint against the Company seeking the assessment of a civil penalty in the amount of $97,340 relating to these alleged violations as well as to an allegation that the Company refused an EPA inspection in 1998. The Company maintains that these allegations are without merit. However, in a demonstration of good faith and cooperation, the Company, while denying the alleged violations, agreed to the payment of a substantially reduced penalty on October 30, 1999 in the amount of $72,840.

      In the month of October 1999, the company continued to develop its eMD.com business infrastructure. Significant contractual payment commitments of approximately $4,000,000 have been made by the company to several equipment, software and consulting business partners to complete the initial versions of the internet products by December 1999. Total cash payment commitments of approximately $3,000,000 are due by the end of December 1999. Management is currently raising additional investment capital to meet these commitments and to fund operational deficits that are anticipated throughout the early operational stages of the eMD.com strategy.

Note J.  Continued Operations

      The Company’s continued existence as a going concern is ultimately dependent upon the success of future operations and its ability to obtain additional financing. As shown in the financial statements, the Company has incurred cumulative comprehensive losses of $9,996,997 from June 1, 1995 (inception) to September 30, 1999. The Company is a development stage company primarily engaged in research and development, patent filings, regulatory approvals and related activities. Through September 30, 1999, the Company had raised $15,459,938 of capital, including $6,124,750 classified as minority interest, through its initial public offering and other private offerings of its securities. The Company is actively seeking to obtain

BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

additional funds through public and private equity, debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the future may cause substantial delays or reduction of the scope of the Company’s business plan. The Company’s continuation as a going concern is dependent upon its ability to generate or raise sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      BioShield Technologies, Inc. (“the Company”), a Georgia Corporation organized in June, 1995 has, since inception, been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products. Most of the products which have been commercialized are in the cleaning and deodorizing segment. Some of these products may provide long-term killing action of microorganisms responsible for cross contamination and viral contamination. Many of these products inhibit and control the growth of over 100 viral, bacteria, fungi and yeast organisms. Revenues generated from operations to date have primarily been limited to test marketing of the Company’s antimicrobial products in all division areas.

      During the quarter the Company was granted a patent by The U.S. Patent and Trademark Office for one of its water-based, non-leaching anti-microbial compounds. This represents a significant step in the commercialization of the Company’s products and will provide enhanced opportunities to engage partners in the consumer, industrial and OEM markets to commercialize its product development and enter into distribution agreements.

      Also during the quarter, the Company continued to successfully build brand recognition and market penetration of its new “OdorFree” product line. This brand will compete in the multi-million dollar odor elimination packaged goods category. The national rollout is conservatively proceeding by establishing its market presence within each individual market. Currently OdorFree is sold through several major super market chains in the states of Texas, Louisiana and Florida. The Company was also chosen to market and deliver A&P’s America’s Choice private label odor eliminator product. This is in addition to the prior quarter’s addition of the Laura Lynn private label of Ingle’s Markets.

      On April 7, 1999, the company created a subsidiary to develop electronic commerce via the internet. Electronic Medical Distribution, Inc. (“the subsidiary”, doing business as “eMD.com”), has not yet commenced operations and from its formation to date has been in the development stage, which means its primary focus has been organizational activities, raising capital, gaining regulatory approvals, research and development and further investigation into new markets. eMD.com will seek to integrate three product offerings for providers (point of care medication management, electronic medical records, and pharmaceutical care services) with a comprehensive healthcare website. eMD.com is scheduled to rollout its web products for both physicians and consumers in December 1999.

Financial Condition and Results of Operations

      Net sales for the three month period ended September 30, 1999 were $144,445, an increase of $56,591, or 64% over the same period last year. The increase was due primarily to the expanded marketing of the OdorFree product line in the retail markets.

      Gross profit of $53,957 for the quarter ended September 30, 1999 represents 37% of net sales as compared to $54,118, or 62% of net sales, for the quarter ended September 30, 1998. This decrease was due primarily to the shift in product mix weighted more toward the retail market, which has a lower profit margin than the industrial and institutional market.

      Marketing and selling expenses were $805,467 for the quarter ended September 30, 1999, an increase of $691,088 from $114,379 incurred during the quarter ended September 30, 1998. This increase relates principally to the rollout of the OdorFree product line. The increase consists of approximately $400,000 in advertising and promotion activities, as well as $50,000 in slotting fees for the OdorFree product line. Other cost increases consisted of investments made in additional staff and the inception of branding promotions for eMD.com.

      Research and development expenses in the quarter ending September 30, 1999 were $633,984, compared to $37,802 during the quarter ending September 30, 1998. This represents an increase of $596,182 and was due primarily to additional staff and costs associated with new product development as well as testing and costs associated with EPA filings and registrations of current products.

      General and administrative expenses for the quarter ending September 30, 1999 were $3,023,654, or an increase of $2,763,672 over the same period ending September 30, 1998. These higher costs were primarily due to (1) an increase in staff and expenses of approximately $651,000 associated with building the Company’s infrastructure, (2) the start-up and organization costs of approximately 340,000 directly related the web site development of eMD.com and (3) expenses in the amount of $1,772,400 recorded pursuant to FAS 123 related to the issuance of common shares of eMD stock to iXL for professional services rendered and stock warrants in BioShield granted to CLR & Associates for professional services rendered. Please refer to Note E — Commitments and Contingencies for additional information related to the accounting treatment. The company’s accounting policy for capitalization of internally developed software is conservative, and all associated costs related to internal website development have been expensed in the period incurred.

      Interest dividend and income during the quarter ended September 30, 1999 was $61,971 as compared to $818 in the quarter ended September 30, 1998. The increase was due to larger invested cash balances as a result of the proceeds from private equity placements in the eMD.com subsidiary.

      Interest expense of $16,335 in the quarter ended September 30, 1998 represented interest paid to private note holders who loaned the Company an aggregate of $450,000. All such monies were repaid from the proceeds of the initial public offering during the second fiscal quarter of 1999. There were no borrowings or interest expense incurred for the quarter ending September 30, 1999.

      As a result of the reasons set forth above, the Company’s operations generated a net loss of $4,347,177 or ($ 0.69) per common share for the quarter ending September 30, 1999 compared to a net loss of $373,562 or ($ 0.08) per common share for the quarter ended September 30, 1998. Cumulative losses from the inception of the Company to September 30, 1999 totaled $9,996,997 or ($2.12) per common share.

Liquidity

      The Company’s cash and cash equivalents totaled $5,074,266 at September 30, 1999 and $2,500,561 at June 30, 1999. The higher cash position is due to the receipt of net proceeds of $5,458,750 from the sale of 1,284,797 common shares of eMD.com at a price of $4.67 per share. The placement is to fund the initial costs of the eMD.com website and was sold under a securities purchase agreement eMD.com entered into on June 30, 1999. The agreement provides for the sale of up to 3,218,884 shares of eMD common stock to investors at a price of $4.67 per share. At September 30, 1999, there were 29,274,090 issued and outstanding shares of eMD.com. In addition, during the quarter the Company entered into a revolving credit facility of up to $6.25 million with private investors. The credit facility is to be repaid in the common stock of the Company based upon an agreed formula. To date, the Company has not drawn against it and it may not until our registration statement for shares of common stock is filed and declared effective by the U.S. Securities and Exchange Commission. The Company believes that it has sufficient resources to meet its short term operating needs.

      However, the Company expects to continue to have a substantial need to fund operating losses and the purchases of additional capital equipment for an indefinite period. Accordingly, the Company will be required to obtain additional capital in the very near future. The development of eMD.com, as well as commercialization of the parent companies products will require additional capital in order to successfully launch the site and related business. The Company is actively seeking to obtain additional funds through public or private equity or debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the very near future will cause substantial delay or reduction of the scope of business. No assurance can be given that either the Company or eMD.com will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or eMD.com or on terms that will not significantly dilute the interests of existing shareholders.

Forward Looking Statements

      When used in this form 10-QSB, the words or phrases “will likely result”, “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Year 2000 Issues

      Because our business depends on computer software, we have developed and are implementing a plan to assess the Year 2000 readiness of our systems. We rely heavily on third-party vendors, licensors and providers of hardware, software and services. We have requested that these suppliers assure us that their products are Year 2000 ready. Because our business is new and the purchases were made long after problems associated with Year 2000 were discussed and because we generally rely on large established vendors, we believe that there will be minimal Year 2000 impact on us. There can be no absolute assurances that the third-party software, hardware or services incorporated into our systems will function fully, however, and some may need to be revised or replaced, which could be time consuming and expensive, potentially resulting in lost revenues and increased costs for the Company.

Management Changes

      During the month of August 1999, two key employees left the Company. Dr. Joachim Berkner, the Company’s Director of Research and Development, Organic Chemistry, resigned to take a position with another company. The Company is actively seeking a replacement for Dr. Berkner. Jeffrey A. Parker, the company’s Chief Operating Officer and Vice President of Marketing and Sales, also resigned and his duties have been distributed to others. The Company also reached an agreement with Mr. Parker which allows him to exercise certain of his options and also continues his salary and benefits through December 31, 1999.

Subsequent Events

      In addition to its development and marketing of proprietary antimicrobials, the Company is engaged in the sale and distribution of cleaning and deodorizing products in the retail and industrial segments. These products are exempt from regulation as “pesticides” under the Federal Insecticide, Fungicide and Rodenticide Act, as amended (“FIFRA”). Like many other companies engaged in the sale of these products, the Company has experienced regulatory scrutiny from the United States Environmental Protection Agency (“EPA”), which implements federal regulations under FIFRA regarding the labeling of these products. The EPA alleged that certain claims on the labels were inappropriate for these products in the absence of an EPA pesticide registration and required the Company to revise the labels to remove alleged pesticidal claims. While the Company did not agree with the EPA interpretation that the claims were pesticidal, the Company voluntarily agreed to revise the labels for these products. The EPA then authorized the sale of the products with the revised labels. On September 27, 1999, the EPA filed an administrative complaint against the Company seeking the assessment of a civil penalty in the amount of $97,340 relating to these alleged violations as well as an allegation that the Company refused an EPA inspection in 1998.

      The Company maintains that these allegations are without merit. However, in a demonstration of good faith and cooperation, the Company, while denying the alleged violations, agreed to the payment of a substantially reduced penalty on October 30, 1999 in the amount of $72,840.

      In the month of October 1999, the company continued to develop its eMD.com business infrastructure. Significant contractual payment commitments of approximately $4,000,000 have been made by the company to several equipment, software and consulting business partners to complete the initial versions of the internet products by December 1999. Total cash payment commitments of approximately $3,000,000 are due by the end of December 1999. Management is currently seeking to raise additional investment capital to meet these commitments and to fund operational deficits that are anticipated throughout the early operational stages of the eMD.com strategy. And no assurances can be given that the Company will be successful in raising additional capital.

PART  II.  OTHER INFORMATION

Items 1, 2, 3, 4, and 5.  Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits

Exhibit
Number		Description

10.95	—	Warrant Agreement between the Company and CLR & Associates dated September 29, 1999.
27	—	Financial Data Schedule (for SEC use only).

      (b)  Reports on Form 8-K

      None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOSHIELD TECHNOLOGIES, INC.

Date: November 15, 1999	/s/ TIMOTHY C. MOSES TIMOTHY C. MOSES President and Chief Executive Officer

Date: November 15, 1999	/s/ TIMOTHY S. HEYERDAHL TIMOTHY S. HEYERDAHL Chief Financial Officer

BIOSHIELD TECHNOLOGIES, INC

EXHIBIT INDEX

Exhibits
Number		Description

10.95	—	Warrant Agreement between the Company and CLR & Associates dated September 29, 1999.
27	—	Financial Data Schedule (for SEC use only).