Form 10QSB
period 1999-12-31
BIOSHIELD TECHNOLOGIES INC
filed 2000-02-15
CIK 1059623

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999
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

                                 Yes [X] No [ ]

         As of February 10, 2000, there were 6,406,578 outstanding shares of the Registrant's Common Stock, no par value per share.

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
   Item 1. Financial Statements
       Balance Sheets
       Statements of Operations for periods ended December 31, 1999 and 1998 (unaudited)
       Statements of Operations from June 1, 1995 (inception) thru December 31, 1999 and 1998
       (unaudited)
       Statement of Changes in Stockholders' Equity (Deficit)
       Statements of Cash Flows
       Notes to Financial Statements
   Item 2. Management's Discussion and Analysis of Financial Condition and Results of
   Operations
PART II. OTHER INFORMATION
   Item 6. Exhibits and Reports on Form 8-K.
   SIGNATURES
   EXHIBIT INDEX

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                                                    Page
                                                                                                   ------
                          PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

        1.  Balance Sheets as of December 31, 1999 (unaudited) and September 30,
            1999.
        2.  Statements of Operations for the three month periods ended December
            31, 1999 and 1998 (unaudited)
        3. Statements of Operations for six months periods ended December 31, 1999 and 1998 (unaudited)
        4.  Statements of Operations from June 1, 1995 (inception) through
            December 31, 1999 and 1998 (unaudited)
        5. Statement of Changes in Stockholders' Equity (Deficit) for the period ended December 31, 1999 (unaudited)
        6.  Statements of Cash Flows for the six month periods ended December
            31, 1999 and 1998 (unaudited) and from June 1, 1995 (inception) thru
            December 31, 1999 and 1998 (unaudited)
        7.  Notes to Financial Statements

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations


                           PART II. OTHER INFORMATION

   Item 6.  Exhibits and Reports on Form 8-KSB

SIGNATURES


EXHIBIT INDEX

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         (Unaudited)
                                                         December 31,       September 30,
                                                             1999                1999
                                                         ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                             $    378,655       $  5,074,266
   Marketable securities                                       71,750             87,500
   Accounts receivable                                        292,065            107,492
   Stockholders' subscription receivable                           --                 --
   Inventories                                                179,403            165,743
   Prepaid expenses and other current assets                  117,599            181,011
                                                         ------------       ------------
         Total current assets                               1,039,473          5,616,012

PROPERTY AND EQUIPMENT, NET                                 1,306,141            523,928
DEPOSITS AND OTHER LONG-TERM ASSETS                         4,892,654            630,242
                                                         ------------       ------------

                                                         $  7,238,268       $  6,770,182
                                                         ============       ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                      $  4,921,873       $    723,736
   Accrued liabilities                                        227,190            514,377
   Accrued payroll                                            237,529             68,289
   Accrued interest payable                                       839                839
                                                         ------------       ------------
         Total current liabilities                          5,387,430          1,307,241

MINORITY INTEREST                                           6,244,024          6,124,750

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - no par value; 50,000,000
     shares authorized; 6,406,578 and 6,325,915
     issued and outstanding at December 31, 1999
     and September 30, 1999, respectively                   7,377,888          7,357,888
   Additional paid-in capital                               2,560,987          1,977,300
   Accumulated other comprehensive earnings (loss)            (33,250)           (17,500)
   Deficit accumulated during the development stage       (14,298,810)        (9,979,497)
                                                         ------------       ------------
                                                           (4,393,187)          (661,809)
                                                         ------------       ------------

                                                         $  7,238,268       $  6,770,182
                                                         ============       ============

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                      (Unaudited)                        (Unaudited)
                                                   Three months ended             June 1, 1995 (inception)
                                                      December 31,                      to December 31,
                                             -----------------------------     -----------------------------
                                                 1999             1998             1999           1998
                                             ------------     ------------     ------------     ------------
Net sales                                    $    268,954     $    144,842     $  1,956,521     $  1,470,482
Cost of sales                                     158,504           62,337          908,385          566,553
                                             ------------     ------------     ------------     ------------

     Gross profit                                 110,450           82,505        1,048,136          903,929

Operating expenses
   Marketing and selling                        1,801,180          299,615        4,083,921        1,105,934
   General and administrative                   2,076,902          328,475        9,086,960        2,618,868
   Research and development                       767,473           74,982        2,642,471          528,912
                                             ------------     ------------     ------------     ------------

                                                4,645,555          703,072       15,813,352        4,253,714
                                             ------------     ------------     ------------     ------------

       Loss from operations                    (4,535,105)        (620,567)     (14,765,216)      (3,349,785)

Other income (expense)
   Royalty fees                                        --               --           75,000               --
   Consulting income, net of consulting
     expenses of $19,474 for the period
     ended June 30, 1998                               --               --           39,908           39,908
   Interest and dividend income                    25,065           36,435          196,108           44,191
   Interest expense                                    --             (315)         (35,337)         (35,027)
                                             ------------     ------------     ------------     ------------

         Net loss before income taxes and
           minority interest                   (4,510,040)        (584,447)     (14,489,537)      (3,300,713)

Income tax (expense) benefit                           --               --               --               --
Minority interest in loss of subsidiary           190,726               --          190,726               --
                                             ------------     ------------     ------------     ------------

         NET LOSS                              (4,319,314)        (584,447)     (14,298,810)      (3,300,713)

Other comprehensive earnings (loss)
   Unrealized holding loss on securities               --          (35,000)         (17,500)         (35,000)
                                             ------------     ------------     ------------     ------------

         COMPREHENSIVE LOSS                  $ (4,319,314)    $   (619,447)    $ 14,316,310     $ (3,335,713)
                                             ============     ============     ============     ============

Net loss per common share
   Basic                                     $      (0.67)    $      (0.10)    $       2.98     $      (0.76)
                                             ============     ============     ============     ============

Weighted average common
   shares outstanding                           6,406,578        6,144,125        4,809,825        4,400,666
                                             ============     ============     ============     ============

The accompanying notes are an integral part of these statements.

                  BioShield Technologies, Inc. and Subsidiary
                         (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                                                                   (Unaudited)
                                                                Six months ended
                                                                  December 31,
                                                           --------------------------
                                                              1999            1998
                                                           -----------    -----------
Net sales                                                  $   413,399    $   232,697
Cost of sales                                                  248,992         96,072
                                                           -----------    -----------
    Gross profit                                               164,407        136,625
Operating expenses
  Marketing and selling                                      2,606,647        413,994
  General and administrative                                 5,100,556        588,457
  Research and development                                   1,401,457        112,784
                                                           -----------    -----------
                                                             9,108,660      1,115,235
                                                           -----------    -----------
    Loss from operations                                    (8,944,253)      (978,610)

Other income (expense)
  Interest and dividend income                                  87,036         37,253
  Interest expense                                                  --        (16,652)
                                                           -----------    -----------
    Net loss before income taxes and
      minority interest                                     (8,857,217)      (958,009)

Income tax (expense) benefit                                        --             --
Minority interest in loss of subsidiary                        190,726             --
                                                           -----------    -----------
    NET LOSS                                                (8,666,491)      (958,009)

Other comprehensive earnings (loss)
  Unrealized holding loss on securities                        (15,750)       (35,000)
                                                           -----------    -----------
    COMPREHENSIVE LOSS                                     $(8,682,241)   $  (993,009)
                                                           ===========    ===========
Net loss per common share
  Basic                                                    $     (1.37)    $    (0.18)
                                                           -----------    -----------
Weighted average common shares outstanding                   6,352,802      5,445,573
                                                           ===========    ===========

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                       Deficit
                                                  Common stock                      Accumulated      accumulated
                                                  no par value        Additional       other          during the
                                             ---------------------     paid-in     comprehensive     development
                                              Shares       Amount      capital     earnings (loss)      stage          Total
                                             ---------   ---------    ----------   ---------------   -----------    -----------
Balance at June 1, 1995                             --   $      --    $       --   $            --   $        --    $        --

Proceeds from original issuance of shares    3,907,086         500            --                --            --            500
Proceeds from issuance of shares under
   private placement offering                   62,612     115,000            --                --            --        115,000
Stock warrants issued for services
   rendered                                         --          --        60,000                --            --         60,000
Net loss - June 1, 1995 (inception)
   through June 30, 1996                            --          --            --                --      (356,316)      (356,316)
                                             ---------   ---------    ----------   ---------------    ----------    -----------

Balance at June 30, 1996                     3,969,698     115,500        60,000                --      (356,316)      (180,816)

Proceeds from issuance of shares
   under private placement offering            149,723     275,001            --                --            --        275,001
Proceeds from issuance of shares
   under private placement offering            245,000     600,000            --                --            --        600,000
Stock issuance costs related to
   private placement offerings                      --     (25,000)           --                --            --        (25,000)
Stock warrants issued for services
   rendered                                         --          --        62,400                --            --         62,400
Net loss for the year ended June 30, 1997           --          --            --                --      (514,459)      (514,459)
                                             ---------   ---------    ----------   ---------------    ----------    -----------

Balance at June 30, 1997                     4,364,421     965,501       122,400                --      (870,775)       217,126

Proceeds from issuance of shares
   under private placement offering             30,619     187,500            --                --            --        187,500
Stock options issued for services rendered          --          --       156,650                --            --        156,650
Contribution to capital                             --          --        50,000                --            --         50,000
Net loss for the year ended June 30, 1998           --          --            --                --    (1,471,929)    (1,471,929)
                                             ---------   ---------    ----------   ---------------    ----------    -----------


Balance at June 30, 1998                     4,395,040   1,153,001       329,050                --    (2,342,704)      (860,653)

Proceeds from issuance of shares
   under initial public offering             1,300,000   5,102,794            --                --            --      5,102,794
Proceeds from exercise of stock warrants       612,275   1,065,523            --                --            --      1,065,523
Proceeds from exercise of stock options         15,000      15,000            --                --            --         15,000
Stock options issued for services rendered          --          --        95,250                --            --         95,250
Compensation related to previously issued
   options                                          --          --       121,600                --            --        121,600
Contribution to capital                             --          --       325,000                --            --        325,000
Unrealized loss on securities                       --          --            --            (1,750)           --         (1,750)
Net loss for the year ended June 30, 1999           --          --            --                --    (3,289,616)    (3,289,616)
                                             ---------   ---------    ----------   ---------------    ----------    -----------

Balance at June 30, 1999                     6,322,315   7,336,318       870,900            (1,750)   (5,632,320)     2,573,148

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                              (DEFICIT) - CONTINUED



                                                                                                     Deficit
                                                  Common stock                    Accumulated      accumulated
                                                  no par value       Additional      other         during the
                                             ----------------------   paid-in    comprehensive     development
                                               Shares      Amount     capital    earnings (loss)      stage            Total
                                             ---------   ----------  ----------  --------------    -------------    -----------
Proceeds from exercise of warrants
   (unaudited)                                   3,600       21,570          --              --               --         21,570

Stock warrants issued for services
   rendered (unaudited)                             --           --   1,106,400              --               --      1,106,400

Unrealized loss on securities (unaudited)           --           --          --         (15,750)              --        (15,750)

Net loss for the quarter ended
   September 30, 1999 (unaudited)                   --           --          --              --       (4,347,177)    (4,347,177)
                                             ---------   ----------  ----------   -------------    -------------    -----------

Balance at September 30, 1999
   (unaudited)                               6,325,915   $7,357,888  $1,977,300   $     (17,500)   $  (9,979,497)   $  (661,809)
                                             =========   ==========  ==========   =============    =============    ===========

Proceeds from exercise of warrants
   (unaudited)                                  10,000        5,000          --              --               --          5,000

Stock warrants issued for services
   rendered (unaudited)                             --           --     257,000              --               --        257,000

Proceeds from exercise of stock options
 (unaudited)                                    70,663       15,000     326,687              --               --        341,687

Unrealized loss on securities (unaudited)           --           --          --         (15,750)              --        (15,750)

Net loss for the quarter ended
   December 31, 1999 (unaudited)                    --           --          --              --       (4,319,314)    (4,319,314)
                                             ---------   ----------  ----------   -------------    -------------    -----------

Balance at December 31, 1999
   (unaudited)                               6,406,578   $7,377,888  $2,560,987   $     (33,250)   $ (14,298,810)   $(4,393,187)
                                             =========   ==========  ==========   =============    =============    ===========


The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)                     (Unaudited)
                                                          Six months ended             June 1, 1995 (inception)
                                                             December 31,                   to December 31,
                                                     ---------------------------     ----------------------------
                                                        1999            1998             1999            1998
                                                     -----------     -----------     ------------     -----------
Cash flows from operating activities:
   Net loss                                          $(8,666,490)    $  (958,009)    $(14,298,810)    $(3,288,213)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                      39,300          10,347           84,877          42,813

       Issuance of stock and stock
         warrants for services rendered                  257,000          61,250        1,642,450         327,800
       Changes in operating assets and
         liabilities:
           (Increase) decrease in:
              Accounts receivable                       (190,052)        (56,766)        (292,065)       (166,847)
              Subscription receivable                  4,798,750              --               --              --
              Inventory                                  (28,000)         26,712         (179,403)       (131,072)
              Prepaid expenses and
                other current assets                      53,474              --         (117,599)             --
              Deposits and other assets               (4,698,361)        (92,116)      (4,892,654)       (170,632)
Increase in:
              Accounts payable                         4,323,996        (117,111)       4,921,873         192,427
              Accrued liabilities and payroll            211,590        (228,804)         465,558         104,934
                                                     -----------     -----------     ------------     -----------

         Net cash used in operating activities        (3,898,794)     (1,354,497)     (12,665,774)     (3,088,790)

Cash flows from investing activities:
   Capital expenditures                               (1,143,041)       (105,000)      (1,391,018)       (148,838)
   Accumulated other income/loss                         (31,500)             --          (31,500)             --
   Purchase of marketable securities                      31,500         (26,766)         (73,500)       (105,000)
                                                     -----------     -----------     ------------     -----------
         Net cash used in financing activities        (1,143,041)       (131,766)      (1,498,016)       (253,838)
                                                     -----------     -----------     ------------     -----------

Cash flows from financing activities:
   Proceeds from debt                                         --              --          655,000         655,000
   Repayment of debt                                          --        (642,500)        (655,000)       (642,500)
   Contribution to capital                             1,433,087         325,000        1,433,087         375,000
   Proceeds from stock warrants exercised                      0         224,542                          224,542
   Stock issued under stock option plan                   41,568              --               --              --
   Proceeds from stock issuances, net                  1,445,274       5,327,677       13,107,360       6,256,136
                                                     -----------     -----------     ------------     -----------

         Net cash provided by
           financing activities                        2,919,929       5,010,177       14,540,447       6,868,178
                                                     -----------     -----------     ------------     -----------

         Net increase (decrease) in cash              (2,121,906)      3,523,914          378,655       3,525,550

Cash at beginning of period                            2,500,561           1,636               --              --
                                                     -----------     -----------     ------------     -----------

Cash at end of period                                $   378,655     $ 3,525,550     $    378,655     $ 3,525,550
                                                     ===========     ===========     ============     ===========

Supplemental disclosure of cash flow information:

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


 NOTE A - BASIS OF PRESENTATION

   The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 1999 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 1999.


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


NOTE D - STOCK OPTIONS AND WARRANTS

  During the three months ended December 31, 1999, the following changes occurred in outstanding stock options and warrants.

       Options outstanding at September 30, 1999                1,008,000
       Options granted                                             50,000
       Options cancelled                                         (150,000)
       Options exercised                                         (140,000)
                                                                ---------

       Options outstanding at December 31, 1999                   768,000
                                                                =========

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999


NOTE D - STOCK OPTIONS AND WARRANTS - Continued

       Warrants outstanding at September 30, 1999         2,127,377
       Warrants granted                                      71,845
       Warrants cancelled                                        --
       Warrants exercised                                   (10,000)
                                                          ---------

       Warrants outstanding at December 31, 1999          2,189,222
                                                          =========

NOTE E.  COMMITMENTS AND CONTINGENCIES

         On July 9, 1999, Electronic Medical Distribution, Inc., ("eMD.com"), a subsidiary of the Company, entered into an agreement with iXL Enterprises, Inc.
(iXL), a subsidiary of iXL, Inc. Under the agreement, iXL will provided strategic planning, and marketing advice in exchange for 600,000 shares of eMD.com common stock.. In September 1999, the Company recorded a charge of $666,000 based on the fair market value of the eMD.com common stock issued to iXL. Fair market value was determined based on recent sales of eMD.com common stock in private placement offerings. The Company also entered into a separate agreement with iXL for the design and development of an internet website. Under the agreement, eMD.com will pay iXL a total of approximately $1,890,700 as work progresses on the development of the website. Through December 31, 1999, the Company had paid $862,000 to iXL. Required additional payments in Calendar year 2000 are approximately $1,000,000.

         On July 6, 1999, the Company entered into a lease agreement with an unrelated party to lease an office building for a term of ten years. Required minimum lease payments under this lease is approximately $45,000 per month for the year ending June 30, 2000.

         During the quarter ended December 31, 1999, the Company entered into an agreement with Broadvision, Inc. to purchase software for the eMD.com website. Payments of $225,000 have been made as of December 31, 1999. Required additional payments in calendar year 2000 are $637,000.

         During the quarter ended December 31, 1999, the Company entered into a time and materials contract with Oracle Corporation for the development of portions of the eMD.com website. No payments had been made as of December 31, 1999. Required payments in calendar year 2000 will be approximately $1.2 million.

NOTE G. SEGMENT INFORMATION

         Since April 1999, eMD.com has been in a research and development stage to develop a consumer web site. There have been significant allocations of resources to eMD.com and, accordingly, the following table shows key financial results of the individual segments of BioShield and eMD.com.

                               SEGMENT INFORMATION
                               KEY FINANCIAL DATA


                                  BALANCE SHEET
                             As of December 31, 1999
                                   (Unaudited)

                                                          BioShield            eMD.com
                                                         ------------       ------------
Current assets                                           $    486,150            553,323
Property and equipment, net                                   235,488          1,070,653
Deposits and other long term assets                           111,350          4,781,304
                                                         ------------       ------------

   Total assets                                          $    832,988          6,405,280
                                                         ============       ============

Total liabilities                                             490,646          4,896,784
Total minority interest and equity                            342,342          1,508,496
                                                         ------------       ------------

   Total liabilities & equity                            $    832,988          6,405,280
                                                         ============       ============


                                INCOME STATEMENT
                      Three Months Ended December 31, 1999

                                                          BioShield           eMD.com
                                                         ------------       ------------
Sales                                                    $    269,954                  0
   Cost of goods sold                                         158,504
                                                         ------------       ------------
   Gross margin                                               110,450                  0

Cost of goods sold
   Marketing and selling                                      935,180            866,013
   General and administrative                                 989,054          1,087,848
   Research and development                                    89,238            678,235
                                                         ------------       ------------

   Total expenses                                           2,013,472          2,632,096

 Loss from operations                                      (1,903,022)        (2,632,096)
                                                         ============       ============


                             STATEMENT OF CASH FLOWS
                Inception to Date Period ended December 31, 1999

                                                          BioShield            eMD.com
                                                         ------------       ------------
Cash flows from operating activities                     $ (7,520,039)      $ (5,145,735)
Cash flows from investing activities                         (414,677)        (1,081,339)
Cash flows from financing activities                        8,105,697          6,434,750
                                                         ------------       ------------

   Net increase (decrease) in cash                       $    170,981       $    207,676
                                                         ============       ============

NOTE G.  SUBSEQUENT EVENTS

         On January 11, 2000, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") for the registration of common stock issuable pursuant to a $10 million equity line of credit agreement. Under the equity line of credit agreement, for a period of two years, BioShield is entitled to periodically cause the investor, Jackson LLC, to purchase shares of BioShield common stock at a price equal to 80% of the average market price prior to the draw. For arranging the sale to Jackson LLC, BioShield will pay to J.P. Carey Securities, Inc., as agent, and Greenfield Capital Partners LLC, as subagent, an aggregate of 4% of the cash received from each draw and common stock purchase warrants for 6,666 shares of common stock per each $1 million raised in each draw. The warrants will have an exercise price equal to the fair market value of a share of BioShield stock on the day immediately prior to the draw, and will have a term of five years.

           On January 13, 2000, the Company completed a private placement for cash of $4,000,000 principal amount of our Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of common stock of eMD.com. On January 26, 2000, the Company filed a Registration Statement on Form SB-2 with the SEC for the registration of common stock issuable pursuant to the conversion of the Series A Preferred Stock.

         On January 21, 2000, the Company served public notice of its intent to retire all outstanding shares of publicly traded redeemable common stock purchase warrants on February 22, 2000. Warrant holders have until February 22, 2000 to either exercise their warrants or allow them to expire. The Company has an obligation to purchase all unexercised warrants for $.05 per warrant. The Company has received approximately $500,000 as of February 11, 2000 in exercise proceeds pursuant to this notice.

         On January 14, 2000, the Company received notice that the United States Environmental Protection Agency ("EPA") had registered the Company's patented non-leaching antimicrobial compound for inclusion in retail products designed for homeowner use. Pending EPA approval of BioShield's direction labels outlining proper consumer use, the Company anticipates developing a host of new retail products to fully exploit its expanded consumer market opportunity. This EPA approval culminates a two-and-a-half year process to get this proprietary compound registered for consumer use, a period of time during which the Company could not introduce products for homeowner-approved applications.

         In the EPA science review of BioShield's proposed "home use" of the compound, the federal agency found no associated risk concerns. The antimicrobial agent (BioShield AM 500) renders a surface biostatic, effectively inhibiting the growth of bacteria, fungi (including mold and mildew) and algae. With this EPA registration in hand, BioShield's proprietary technology can be easily applied to a broad range of consumer products, providing long-lasting protection against microbial contamination.

         On January 19, 2000, the Company officially went live nationally on its consumer and physician web site signaling the launch of eMD.com. The Company has capitalized approximately $5 million for the development of the eMD.com platforms. The Company will begin amortizing this asset over a five year period beginning in fiscal third quarter.

         On January 21st and 25th 2000, the Company announced the addition of two new executive officers. Dr. Kevin Smith joined the Company as Chief Medical Officer, and Charles Largay joined the Company as Chief Technology Officer.

      NOTE H,  CONTINUED OPERATIONS

      The Company's continued existence as a going concern is ultimately dependent upon the success of future operations and its ability to obtain additional financing. As shown in the financial statements, the Company has incurred cumulative comprehensive losses of $(14,298,810) from June 1, 1995 (inception) to December 31, 1999. The Company is a development stage company primarily engaged in research and development, patent filings, regulatory approvals and related activities. Through December 31, 1999, the Company had raised $16,182,899 of capital, including $6,244,024 classified as minority interest, through its initial public offering and other private offerings of its securities. As noted above in subsequent events, the Company successfully raised an additional $14 million in capital in January 2000 and will continue to actively seek additional funds through public and private equity, debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the future may cause substantial delays or reduction of the scope of the Company's business plan. The Company's continuation as a going concern is dependent upon its ability to generate or raise sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BioShield Technologies, Inc. ("the Company"), a Georgia Corporation organized in June, 1995 has, since inception, been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products. Most of the products which have been commercialized are in the cleaning and deodorizing segment. Some of these products may provide long-term killing action of microorganisms responsible for cross contamination and viral contamination. Many of these products inhibit and control the growth of over 100 viral, bacteria, fungi and yeast organisms. Revenues generated from operations to date have primarily been limited to test marketing of the Company's antimicrobial products in all division areas. The Company has continued to successfully build brand recognition and market penetration of its new "OdorFree" product line. This brand will compete in the multi-million dollar odor elimination packaged goods category. The national rollout is conservatively proceeding by establishing its market presence within each individual market. Currently OdorFree is sold through several major super market chains in the states of Texas, Louisiana and Florida.

         On April 7, 1999, the company created a subsidiary to develop electronic commerce via the internet. Electronic Medical Distribution, Inc. ("the subsidiary", doing business as "eMD.com"), eMD.com seeks to integrate four product offerings for providers (point of care medication management, electronic medical records, pharmaceutical fulfillment and pharmaceutical care services) with a comprehensive healthcare website. eMD.com launched its consumer and physician web site in early January 2000. Prior to launch, the Company has been in the development stage, which means its primary focus has been organizational activities, raising capital, gaining regulatory approvals, research and development and further investigation into new markets.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Net sales for the three month period ended December 31, 1999 were $269,000, an increase of $125,000 or 86%? over the same period last year. The increase was a result of increased distribution of the OdorFree(TM) product, primarily in the mid-western United States, along with the introduction of two sizes of Hypoallergenic OdorFree(TM). Gross profit of $110,000 for the quarter ended December 31,1999 represents 41% of net sales as compared to $83,000, or 58% of net sales, for the quarter ended December 31, 1998. The reduction in gross margin relates to a change in product mix and packaging year over year. The Company is gaining momentum as it reintroduces itself to the retail markets. The Company settled its outstanding claim with the EPA related to product labeling and has continues to make breakthroughs in product development and testing. These events have bolstered the confidence of our retail customers and have prompted a significant increase in sales that the Company projects will continue throughout calendar year 2000.

         Total marketing and selling expenses increased to $1,800,000 for the quarter. Marketing and selling expenses related to BioShield were $935,000 for the quarter ended December 31, 1999, an increase of $636,000 from $299,000 incurred during the quarter ended December 31, 1998. This increase relates principally to the rollout of the OdorFree product line, repackaging efforts, one time setup charges for certain retail accounts and a one time expense of $187,000 for the acceleration of stock options for Jeffrey Parker pursuant to his employment agreement. Marketing and selling expenses related to eMD.com totaled $866,000 for preselling activities targeting physicians and physician groups in support of the new website. Significant costs include initial development of marketing materials and costs related to beta testing of the web site.

          Total research and development expenses in the quarter ending December 31, 1999 were $767,000 for the quarter. Research and development expenses related to BioShield were $89,000, compared to $75,000 during the quarter ending December 31, 1998. This represents an increase of $14,000, nearly flat run rates year over year. Research and development expenses related to eMD.com were $678,000 primarily related to internal staff salaries and external business partner development activities related to the web site. All third party costs not directly related to the development of the web site were expensed as incurred. Third party programming, software and hardware purchases have been captured as work in process and will be capitalized in January 2000 with amortization of costs over a five year period.

         Total general and administrative expenses for the quarter ending December 31, 1999 were $2,0770,000. General and administration expenses for BioShield were $989,000 or an increase of $661,000 over the same period ending December 31, 1998. These higher costs related primarily to a one time, non recurring expense of $355,000 for the acceleration of stock options for Daniel Swaye pursuant to employment agreement and $257,000 expense pursuant to FAS 123 related to issuance of common stock warrants to White Capital Group for services rendered in 1999 using the Black Shoales method of valuation. There were no borrowings or interest expense incurred for the quarter ending December 31, 1999. General and administrative expenses related to eMD.com totaled 1,087,000. Significant costs include $275,000 in staff costs, 200,000 in legal and regulatory fees, 340,000 in consulting services and the balance in facility costs. A significant portion of the expenses incurred in the quarter will not be recurring in future periods as staff levels have increased to eliminate expensive consultant activity. True eMD.com run rates for general and administrative expenses is approximately $600,000 before amortization of the website development.

      As a result of the reasons set forth above, the Company's operations generated a net loss of ($4,319,314) or ($0.67) per common share for the quarter ending December 31, 1999 compared to a net loss of ($619,447) or ($0.10) per common share for the quarter ended December 31, 1998. Cumulative losses from the inception of the Company to December 31, 1999 totaled ($14,136,310) or ($2.98) per common share.

LIQUIDITY

      The Company's cash and cash equivalents totaled $378,655 at December 31, 1999 and $5,074,266 at September 30, 1999. The lower cash position is due to significant development activity of the eMD web site and the continued activities of BioShield developmental efforts and sales penetration into expanded retail markets. On December 21, 1999, the Company completed a private placement for cash of $310,000 proceeds from the sale of 66,381 common shares of eMD.com at a price of $4.67 per share to private investors.

         In addition, during the quarter the Company filed a registration statement with the U.S. Securities and Exchange Commission for up to 1,300,000 shares of BioShield Common Stock for potential purchase by our publicly traded redeemable common stock purchase warrants. The company issued public notice of redemption in January 2000 with an expiration date of February 22, 2000. No cash proceeds were received by December 31, 1999. If all outstanding publicly traded warrants are converted, the company would raise over$7 million. The Company also began negotiations in December to modify the revolving credit facility of up to $6.25 million with a private investors group, Jackson, LLC. The Company completed negotiations in early January with Jackson, LLC to increase the credit facility to $10 million and filed a registration statement form SB-2 on January 11, 2000 with the U.S. Securities and Exchange Commission On January 13, 2000 the Company completed a private placement for cash of $4 million principal amount of Series A convertible preferred stock and warrants to purchase 200,000 shares of common stock of eMD.com.

         The impact of BioShield warrant redemption notice, the equity line of credit and the private placement preferred stock has the full potential to raise an additional $21 million in the calendar year 2000 to fund operations into calendar year 2001.

         However, the Company expects to continue to have a substantial need to fund operating losses and the purchases of additional capital equipment for an indefinite period. Accordingly, the Company will be required to obtain additional capital in the near future. The development of eMD.com, as well as commercialization of the parent companies products will require additional capital in order to successfully launch the site and related business. The Company is actively seeking to obtain additional funds through public or private equity or debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the near future will cause substantial delay or reduction of the scope of business. No assurance can be given that either the Company or eMD.com will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or eMD.com or on terms that will not significantly dilute the interests of existing shareholders.

FORWARD LOOKING STATEMENTS

         When used in this form 10-QSB, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES

         The Company experienced no adverse effect from the Year 2000 millennium bug. All operations have proceeded without incident.

MANAGEMENT CHANGES

         During the quarter ended December, 31, 1999, the company completed termination negotiations with Jeffrey Parker, former Chief Operating Officer for BioShield Technologies. Also during the quarter, the company accepted the resignation of Daniel E. Swaye, former Chief Financial Officer for BioShield.

SUBSEQUENT EVENTS

         On January 11, 2000, the Company filed a Registration Statement on Form SB-2 with the Securities and Exchange Commission (the "SEC") for the registration of common stock issuable pursuant to a $10 million equity line of credit agreement. Under the equity line of credit agreement, for a period of two years, BioShield is entitled to periodically cause the investor, Jackson LLC, to purchase shares of BioShield common stock at a price equal to 80% of the average market price prior to the draw. For arranging the sale to Jackson LLC, BioShield will pay to J.P. Carey Securities, Inc., as agent, and Greenfield Capital Partners LLC, as subagent, an aggregate of 4% of the cash received from each draw and common stock purchase warrants for 6,666 shares of common stock per each $1 million raised in each draw. The warrants will have an exercise price equal to the fair market value of a share of BioShield stock on the day immediately prior to the draw, and will have a term of five years.

           On January 13, 2000, the Company completed a private placement for cash of $4,000,000 principal amount of our Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of common stock of eMD.com. On January 26, 2000, the Company filed a Registration Statement on Form SB-2 with the SEC for the registration of common stock issuable pursuant to the conversion of the Series A Preferred Stock.

         On January 21, 2000, the Company served public notice of its intent to retire all outstanding shares of publicly traded redeemable common stock purchase warrants on February 22, 2000. Warrant holders have until February 22, 2000 to either exercise their warrants or allow them to expire. The Company has an obligation to purchase all unexercised warrants for $.05 per warrant. The Company has received approximately $500,000 as of February 11, 2000 in exercise proceeds pursuant to this notice.

         On January 14, 2000, the Company received notice that the United States Environmental Protection Agency ("EPA") had registered the Company's patented non-leaching antimicrobial compound for inclusion in retail products designed for homeowner use. Pending EPA approval of BioShield's direction labels outlining proper consumer use, the Company anticipates developing a host of new retail products to fully exploit its expanded consumer market opportunity. This EPA approval culminates a two-and-a-half year process to get this proprietary compound registered for consumer use, a period of time during which the Company could not introduce products for homeowner-approved applications.

         In the EPA science review of BioShield's proposed "home use" of the compound, the federal agency found no associated risk concerns. The antimicrobial agent (BioShield AM 500) renders a surface biostatic, effectively inhibiting the growth of bacteria, fungi (including mold and mildew) and algae. With this EPA registration in hand, BioShield's proprietary technology can be easily applied to a broad range of consumer products, providing long-lasting protection against microbial contamination.

         On January 19, 2000, the Company officially went live nationally on its consumer and physician web site signaling the launch of eMD.com. The Company has capitalized approximately $5 million for the development of the eMD.com platforms. The Company will begin amortizing this asset over a five year period beginning in fiscal third quarter.

         On January 21st and 25th 2000, the Company announced the addition of two new executive officers. Dr. Kevin Smith joined the Company as Chief Medical Officer, and Charles Largay joined the Company as Chief Technology Officer

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits

Exhibit
Number                    Description
-------                   -----------
 10.110          --  Employment agreement between the Company and Charles L. Largay and
                     Electronic Medical Distribution, Inc. dated January 10, 2000.

 10.111          --  Unit Purchase Warrant agreement between the Company and Herman Blank,
                     CPA Profit 1 Sharing Plan dated September 29, 1999.

 10.112          --  Amendment to White Capital Warrant agreement dated January 10, 2000

    27           --  Financial Data Schedule (for SEC use only).

  (b)  Reports on Form 8-K

   None.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BIOSHIELD TECHNOLOGIES, INC.

Date: February 15, 2000                   /s/ TIMOTHY C. MOSES
                                          -------------------------------------
                                          TIMOTHY C. MOSES
                                          President and Chief Executive Officer


Date: February 15, 2000                   /s/ TIMOTHY S. HEYERDAHL
                                          -------------------------------------
                                          TIMOTHY S. HEYERDAHL
                                          Chief Financial Officer

BIOSHIELD TECHNOLOGIES, INC

EXHIBIT INDEX

Exhibits
Number                       Description
--------                    ------------
10.110                 -- Employment agreement between the Company and Charles L. Largay and
                          Electronic Medical Distribution, Inc. dated January 10, 2000.

10.111                 -- Unit Purchase Warrant agreement between the Company and Herman Blank,
                          CPA Profit Sharing Plan dated September 29, 1999.

10.112                --  Amendment to White Capital Warrant agreement dated January 10, 2000