Form 10QSB
period 2000-03-31
BIOSHIELD TECHNOLOGIES INC
filed 2000-05-15
CIK 1059623

                                   FORM 10-QSB
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                         COMMISSION FILE NUMBER 0-24913
                          BIOSHIELD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

             GEORGIA                                    58-2181628
  (State or Other Jurisdiction           (I.R.S. Employer of Identification No.)
   Incorporation or Organization)

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


                                 Yes [X] No [ ]

    As of May 15, 2000, there were 7,981,714 outstanding shares of the Registrant's Common Stock, no par value per share.

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
          PART I. FINANCIAL INFORMATION

 Item 1.   Financial Statements

      1.  Balance Sheets as of March 31, 2000 (unaudited) and June 30,
          1999.                                                               1
      2.  Statements of Operations for the three month periods ended
          March 31, 2000 and 1999 (unaudited)                                 2
      3.  Statements of Operations for nine months periods ended
          March 31, 2000 and 1999 (unaudited)                                 3
      4.  Statement of Changes in Stockholders' Equity (Deficit) for
          the period ended March 31, 2000 (unaudited)                         4
      5.  Statements of Cash Flows for the nine month periods ended March
          31, 2000 and 1999 (unaudited) and from June 1, 1995 (inception)
          thru March 31, 2000 and 1999 (unaudited)                            7
      6.  Notes to Financial Statements                                       8

 Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

                        PART II. OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-KSB                                 13

SIGNATURES


EXHIBIT INDEX

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  (Unaudited)
                                                                                   March 31,      June 30,
                                                                                     2000           1999
                                                                                -------------  ------------
                       CURRENT ASSETS
                          Cash and cash equivalents                             $  5,015,138    $ 2,500,561
                          Marketable securities                                       62,132        103,250
                          Accounts receivable                                        364,083        102,013
                          Stockholders' subscription receivable                           --      4,798,750
                          Inventories                                                230,571        151,403
                          Prepaid expenses and other current assets                  222,995        171,073
                                                                                ------------   ------------
                                Total current assets                               5,894,919      7,827,050

                       PROPERTY AND EQUIPMENT, NET                                 6,333,025        202,400
                       DEPOSITS AND OTHER LONG-TERM ASSETS                           174,775        194,293
                                                                                ------------   ------------

                                                                                $ 12,402,719   $  8,223,743
                                                                                ============   ============


                                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                       CURRENT LIABILITIES
                          Notes payable                                         $  2,326,266   $         --
                          Accounts payable                                           653,938        597,877
                          Accrued liabilities                                        582,031        195,044
                          Accrued payroll                                            361,583         58,085
                          Accrued interest payable                                       839            839
                                                                                ------------   ------------
                                Total current liabilities                          3,924,657        851,845

                       MINORITY INTEREST                                           6,191,917      4,798,750

                       STOCKHOLDERS' EQUITY (DEFICIT)
                          Preferred stock - no par value; 10,000,000
                            shares authorized and 200 issued and
                            outstanding at March 31, 2000                          4,000,000             --
                          Common stock - no par value; 40,000,000
                            shares authorized; 7,934,047 and 6,406,578
                            issued and outstanding at March 31, 2000
                            and December 31, 1999, respectively                   14,689,137      7,336,318
                          Additional paid-in capital                               2,560,987        870,900
                          Accumulated other comprehensive earnings (loss)            (42,868)        (1,750)
                          Deficit accumulated during the development stage       (18,921,111)    (5,632,320)
                                                                                -------------  ------------
                                                                                   2,286,145      2,573,148

                                                                                $ 12,402,719   $  8,223,743
                                                                                ============   ============

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                                                                 (Unaudited)                    (Unaudited)
                                                             Three months ended           June 1, 1995 (inception)
                                                                  March 31,                    to March 31,
                                                        ------------------------------- --------------------------
                                                            2000            1999            2000            1999
                                                        --------------- --------------- --------------- ----------
              Net sales                                 $   323,783     $    53,486      $ 2,280,304    $ 1,523,968
              Cost of sales                                 162,665          24,654        1,071,050        591,207
                                                        -----------     -----------      -----------    -----------

                   Gross profit                             161,118          28,832        1,209,254        932,761

              Operating expenses
                 Marketing and selling                    1,459,034         196,442        5,542,955      1,302,376
                 General and administrative               2,442,410         348,401       11,529,370      2,967,269
                 Research and development                   955,688          98,561        3,598,159        627,473
                                                        -----------     -----------      -----------    -----------

                                                          4,857,132         643,404       20,670,484      4,897,118
                                                        -----------     -----------      -----------    -----------

                     Loss from operations                (4,696,014)       (614,572)     (19,461,230)    (3,964,357)

              Other income (expense)
                 Royalty fees                                    --              --           75,000             --
                 Consulting income, net of
                   consulting expenses of
                   $19,474 for the period
                   ended June 30, 1999                           --              --           39,908         39,908
                 Interest and dividend income                21,606          36,870          217,714         81,061
                 Interest expense                                --            (308)         (35,336)       (35,336)
                                                        -----------     -----------      -----------    -----------

                       Net loss before income taxes
                        and minority interest            (4,674,408)       (578,010)     (19,163,944)    (3,878,724)
              Income tax (expense) benefit                       --              --               --             --
              Minority interest in loss of                   52,107              --          242,833             --
               subsidiary                               -----------     -----------      -----------    -----------

                       NET LOSS                          (4,622,301)       (578,010)     (18,921,111)    (3,878,724)

              Other comprehensive earnings (loss)
                 Unrealized holding loss on                  (9,618)         21,000          (42,686)       (14,000)
                  securities                            -----------     -----------      -----------    -----------


                       COMPREHENSIVE LOSS               $(4,631,919)    $  (557,010)    $(18,963,797)   $(3,892,724)
                                                        ===========     ===========     ============    ===========

              Net loss per common share
                 Basic                                  $     (0.66)    $     (0.09)    $      (3.73)   $     (0.86)
                                                        ===========     ===========     ============    ===========

              Weighted average common
                 shares outstanding                       7,034,085       6,144,125        5,075,832      4,512,746
                                                        ===========     ===========     ============    ===========

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS

                                                          (Unaudited)
                                                       Nine months ended
                                                           March 31,
                                                -----------------------------
                                                     2000             1999
                                                ------------      -----------
    Net sales                                   $    737,182      $   286,182
    Cost of sales                                    411,657          120,726
                                                 -----------      -----------
        Gross profit                                 325,525          165,456
    Operating expenses
      Marketing and selling                        4,065,681          610,436
      General and administrative                   7,542,966          936,858
      Research and development                     2,357,145          211,345
                                                 -----------      -----------
                                                  13,965,792        1,758,639
                                                 -----------      -----------
        Loss from operations                     (13,640,267)      (1,593,183)

    Other income (expense)
      Interest and dividend income                   108,642           74,123
      Interest expense                                    --          (16,960)
                                                 -----------      -----------
        Net loss before income taxes and
          minority interest                      (13,531,625)      (1,536,020)

    Income tax (expense) benefit                          --               --
    Minority interest in loss of subsidiary          242,833               --
                                                 -----------      -----------
        NET LOSS                                 (13,288,792)      (1,536,020)

    Other comprehensive earnings (loss)
      Unrealized holding loss on securities          (25,368)         (14,000)
                                                 -----------      -----------
        COMPREHENSIVE LOSS                      $(13,314,160)     $(1,550,020)
                                                 ===========      ===========
    Net loss per common share
      Basic                                     $      (1.93)     $     (0.27)
                                                 -----------      -----------
    Weighted average common shares outstanding     6,885,046        5,675,024
                                                 ===========      ===========

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                     Preferred stock           Common stock
                                                       no par value            no par value               Additional
                                                 ---------------------   ---------------------------        paid-in
                                                   Shares       Amount     Shares           Amount          capital
                                                 ----------     ------   ----------      -----------      ----------
Balance at June 1, 1995                          $       --         --   $       --      $        --       $     --

Proceeds from original issuance of shares                --         --    3,907,086              500             --
Proceeds from issuance of shares under
   private placement offering                            --         --       62,612          115,000         60,000
Stock warrants issued for services rendered                         --           --               --             --
Net loss - June 1, 1995 (inception)
   through June 30, 1996                                 --         --           --               --             --
                                                 ----------    -------   ----------      -----------       --------

Balance at June 30, 1996                                 --         --    3,969,698          115,500         60,000

Proceeds from issuance of shares
   under private placement offering                      --         --      149,723          275,001             --
Proceeds from issuance of shares
   under private placement offering                      --         --      245,000          600,000             --
Stock issuance costs related to
   private placement offerings                           --         --           --          (25,000)            --
Stock warrants issued for services rendered              --         --           --               --         62,400
Net loss for the year ended June 30, 1997                --         --           --               --             --
                                                 ----------    -------   ----------      -----------       --------

Balance at June 30, 1997                                 --         --    4,364,421          965,501        122,400

Proceeds from issuance of shares
   under private placement offering                      --         --       30,619          187,500             --
Stock options issued for services rendered                          --           --               --        156,650
Contribution to capital                                  --         --           --               --         50,000
Net loss for the year ended June 30, 1998                --         --           --               --             --
                                                 ----------    -------   ----------      -----------       --------

Balance at June 30, 1998                                 --         --    4,395,040        1,153,001        329,050


                                                                          Deficit
                                                     Accumulated        accumulated
                                                        other            during the
                                                    comprehensive       development
                                                   earnings (loss)         stage            Total
                                                 -----------------     ------------      -----------

Balance at June 1, 1995                          $             --      $        --       $        --

Proceeds from original issuance of shares                      --               --               500
Proceeds from issuance of shares under
   private placement offering                                  --               --           115,000
Stock warrants issued for services rendered                    --               --            60,000
Net loss - June 1, 1995 (inception)
   through June 30, 1996                                       --         (356,316)         (356,316)
                                                 ----------------      -----------       -----------

Balance at June 30, 1996                                       --         (356,316)         (180,816)

Proceeds from issuance of shares
   under private placement offering                            --               --           275,001
Proceeds from issuance of shares
   under private placement offering                            --               --           600,000
Stock issuance costs related to
   private placement offerings                                 --               --           (25,000)
Stock warrants issued for services rendered                    --               --            62,400
Net loss for the year ended June 30, 1997                      --         (514,459)         (514,459)
                                                 ----------------      -----------       -----------

Balance at June 30, 1997                                       --         (870,775)          217,126

Proceeds from issuance of shares
   under private placement offering                            --               --           187,500
Stock options issued for services rendered                     --               --           156,650
Contribution to capital                                        --               --            50,000
Net loss for the year ended June 30, 1998                      --       (1,471,929)       (1,471,929)
                                                 ----------------      -----------       -----------

Balance at June 30, 1998                                       --       (2,342,704)         (860,653)

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                               Preferred stock          Common stock
                                                 no par value           no par value          Additional
                                               ---------------   ------------------------      paid-in
                                               Shares  Amount      Shares         Amount       capital
                                               ------  ------    ----------    ----------     ------------
Proceeds from issuance of shares
   under initial public offering                   --      --    1,300,000      5,102,794             --

Proceeds from exercise of stock warrants           --      --      612,275      1,065,523             --
Proceeds from exercise of stock options            --      --       15,000         15,000             --
Stock options issued for services rendered         --      --           --             --         95,250
Compensation related to previously issued
   options                                         --      --           --             --        121,600
Contribution to capital                            --      --           --             --        325,000
Unrealized loss on securities                      --      --           --             --             --
Net loss for the year ended June 30, 1999          --      --           --             --             --
                                               ------  ------    ---------      ---------      ---------

Balance at June 30, 1999                           --      --    6,322,315      7,336,318        870,900

Proceeds from exercise of warrants
   (unaudited)                                     --      --        3,600         21,570             --

Stock warrants issued for services
   rendered (unaudited)                            --      --           --             --      1,106,400

Unrealized loss on securities (unaudited)          --      --           --             --             --

Net loss for the quarter ended
   September 30, 1999 (unaudited)                  --      --           --             --             --
                                               ------  ------    ---------      ---------      ---------

Balance at September 30, 1999 (unaudited)          --      --    6,325,915      7,357,888      1,977,300



                                                                   Deficit
                                                  Accumulated    accumulated
                                                    other        during the
                                                comprehensive    development
                                               earnings (loss)     stage              Total
                                               ---------------   --------------     ----------
Proceeds from issuance of shares
   under initial public offering                        --                --        5,102,794
Proceeds from exercise of stock warrants                --                --        1,065,523
Proceeds from exercise of stock options                 --                --           15,000
Stock options issued for services rendered              --                --           95,250
Compensation related to previously issued
   options                                              --                --          121,600
Contribution to capital                                 --                --          325,000
Unrealized loss on securities                       (1,750)               --           (1,750)
Net loss for the year ended June 30, 1999               --        (3,289,616)      (3,289,616)
                                                   -------        ----------       ----------

Balance at June 30, 1999                            (1,750)       (5,632,320)       2,573,148

Proceeds from exercise of warrants
   (unaudited)                                          --                --           21,570

Stock warrants issued for services
   rendered (unaudited)                                 --                --        1,106,400

Unrealized loss on securities (unaudited)          (15,750)               --          (15,750)

Net loss for the quarter ended
   September 30, 1999 (unaudited)                       --        (4,347,177)      (4,347,177)
                                                   -------        ----------       ----------

Balance at September 30, 1999 (unaudited)          (17,500)       (9,979,497)        (661,809)

                  BioShield Technologies, Inc. and Subsidiary
                         (A Development Stage Company)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                   Preferred stock            Common stock             Additional
                                                    no par value               no par value             paid-in
                                              -----------------------   -------------------------
                                                Shares         Amount     Shares          Amount        capital
                                              ------------     ------   -----------       -------    -------------

Proceeds from exercise of
   warrants (unaudited)                            --           --         10,000            5,000              --

Stock warrants issued for
   services rendered (unaudited)                   --           --             --               --         257,000

Proceeds from exercise of stock
   options (unaudited)                             --           --         70,663           15,000         326,687

Unrealized loss on securities (unaudited)          --           --             --               --              --

Net loss for the quarter ended
   December 31, 1999 (unaudited)                   --           --             --               --              --
                                                  ---   ----------      ---------      -----------      ----------

Balance at December 31, 1999 (unaudited)           --           --      6,406,578        7,377,888       2,560,987

Proceeds from issuance of preferred
   stock (unaudited)                              200    4,000,000             --               --              --

Proceeds from exercise of stock
   warrants (unaudited)                            --           --      1,527,469        7,311,249              --

Unrealized loss on securities (unaudited)          --           --             --               --              --

Net loss for the quarter ended
   March 31, 2000 (unaudited)                      --           --             --               --              --
                                                  ---   ----------      ---------      -----------      ----------

Balance at March 31, 2000 (unaudited)             200   $4,000,000      7,934,047      $14,689,137      $2,560,987
                                                  ===   ==========      =========      ===========      ==========

                                                                      Deficit
                                                 Accumulated        accumulated
                                                    other           during the
                                                comprehensive       development
                                               earnings (loss)        stage             Total
                                              -----------------    ------------     ------------

Proceeds from exercise of
   warrants (unaudited)                                 --                 --             5,000

Stock warrants issued for
   services rendered (unaudited)                        --                 --           257,000

Proceeds from exercise of stock
   options (unaudited)                                  --                 --           341,687

Unrealized loss on securities (unaudited)          (15,750)                --           (15,750)

Net loss for the quarter ended
   December 31, 1999 (unaudited)                (4,319,313)        (4,319,313)
                                               -----------       ------------        ----------

Balance at December 31, 1999 (unaudited)           (33,250)       (14,298,810)       (4,393,185)

Proceeds from issuance of preferred
   stock (unaudited)                                    --                 --         4,000,000

Proceeds from exercise of stock
   warrants (unaudited)                                 --                 --         7,311,249

Unrealized loss on securities (unaudited)           (9,618)                --            (9,618)

Net loss for the quarter ended
   March 31, 2000 (unaudited)                           --         (4,622,301)       (4,622,301)
                                               -----------       ------------       -----------

Balance at March 31, 2000 (unaudited)          $   (42,868)      $(18,921,111)      $ 2,286,145
                                               ===========       ============       ===========

The accompanying notes are an integral part of this statement.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  (Unaudited)                          (Unaudited)
                                                               Nine months ended                June 1, 1995 (inception)
                                                                   March 31,                          to March 31,
                                                        ------------------------------       ------------------------------
                                                             2000             1999              2000               1999
                                                        -------------      -----------       ------------       -----------
  Cash flows from operating activities:
   Net loss                                             $(13,288,791)      $(1,536,020)      $(18,921,111)      $(3,878,724)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                         458,565            16,762            519,246            49,228
       Minority interest in loss                            (242,833)               --           (242,833)               --
       Issuance of stock and stock
         warrants for services rendered                    2,029,400            61,250          2,525,300           340,300

       Changes in operating assets and
        liabilities:
           (Increase) decrease in:
              Accounts receivable                           (262,070)          (17,173)          (364,083)         (127,254)
              Inventory                                      (79,168)           57,434           (230,571)         (100,350)
              Prepaid expenses and
                other current assets                         (51,922)               --           (237,237)               --
              Deposits and other assets                       14,829          (105,613)          (180,328)         (184,129)
  Increase in:
              Accounts payable                                56,061          (238,072)           653,938            71,466
              Accrued liabilities and payroll                690,485          (244,506)           944,453            89,232
                                                        ------------       -----------       ------------       -----------

         Net cash used in operating                      (10,675,445)       (2,005,938)       (15,533,226)       (3,740,231)
          activities

  Cash flows from investing activities:
   Capital expenditures                                   (4,258,234)          (32,392)        (4,506,210)         (154,464)
   Accumulated other income/loss                                  --                --                 --                --
   Purchase of marketable securities                              --          (105,000)          (105,000)         (105,000)
                                                        ------------       -----------       ------------       -----------
         Net cash used in investing activities            (4,258,234)         (137,392)        (4,611,210)         (259,464)


  Cash flows from financing activities:
   Proceeds from debt                                             --                --            655,000           655,000
   Repayment of debt                                              --          (642,500)          (655,000)         (642,500)
   Contribution to capital                                   326,687           325,000            701,687           375,000
   Proceeds from stock warrants exercised                  7,337,819           224,542          8,403,342           224,542
   Stock issued under stock option plan                       15,000                --             30,000                --
   Proceeds from common stock issuances, net               5,768,750         5,103,195         12,024,545

   Proceeds from preferred stock issuances, net            4,000,000                --          4,000,000         6,256,196
                                                        ------------       -----------       ------------       -----------

         Net cash provided by
           financing activities                           17,448,256         5,010,237         25,159,574         6,868,238
                                                        ------------       -----------       ------------       -----------

         Net increase in cash                              2,514,577         2,866,907          5,015,138         2,868,543

  Cash at beginning of period                              2,500,561             1,636                 --                --
                                                        ------------       -----------       ------------       -----------

  Cash at end of period                                 $  5,015,138       $ 2,868,543       $  5,015,138       $ 2,868,543
                                                        ============       ===========       ============       ===========

  Supplemental disclosure of cash flow information:

  Cash paid during the period for interest                        --                --            $34,498                --

The fair value of common stock, options, and warrants issued for services rendered are increased in the cash flows from operating activities.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2000

NOTE A - BASIS OF PRESENTATION

    The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2000 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 1999.

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

NOTE D - STOCK OPTIONS AND WARRANTS

    During the three months ended March 31, 2000, the following changes occurred in outstanding stock options and warrants.

             Options outstanding at December 31, 1999             768,000
             Options granted                                      186,000
             Options cancelled                                    (60,000)
             Options exercised                                         --
                                                                ---------
             Options outstanding at March 31, 2000                894,000
                                                                =========

             Warrants outstanding at December 31, 1999          2,189,222
             Warrants granted                                          --
             Warrants cancelled                                        --
             Warrants exercised                                (1,318,705)
                                                                ---------
             Warrants outstanding at March 31, 2000               870,517
                                                                =========

NOTE E - COMMITMENTS AND CONTINGENCIES

    Through March 31, 2000, the Company had paid approximately $1,000,000 and $220,000 to iXL and Oracle, respectively, for the development of portions of the eMD.com website. Required additional payments under each contract through fiscal 2000 are approximately $1,300,000 and 980,000, respectively. These liabilities are classified as notes payable in the accompanying Financial Statements.

    On July 6, 1999, the Company entered into a lease agreement with an unrelated party to lease an office building for a term of ten years. Required minimum lease payments under this lease are approximately $45,000 per month for the year ending June 30, 2000.

NOTE F - SEGMENT INFORMATION

    Beginning in April 1999, eMD.com began research and development on a medication management and consumer web site. The site was launched in January 2000 and subsequently updated in March 2000. There have been significant allocations of resources to eMD.com and, accordingly, the following table shows key financial results of the individual segments of BioShield and eMD.com.


                                   SEGMENT INFORMATION
                                    KEY FINANCIAL DATA

                                      BALANCE SHEET
                                  As of March 31, 2000
                                        (Unaudited)

                                                                  BioShield            eMD.com
                                                                ------------        -----------
              Current assets                                    $ 11,843,492          1,346,559
              Property and equipment, net                            248,212          6,084,813

              Deposits and other long term assets                     56,111            118,664
                                                                ------------        -----------

                 Total assets                                   $ 12,147,815        $ 7,550,036
                                                                ============        ===========

              Total liabilities                                    1,435,251          9,284,536
              Total minority interest and equity                  10,712,564         (1,734,500)
                                                                ------------        -----------

                 Total liabilities & equity                     $ 12,147,815        $ 7,550,036
                                                                ============        ===========

                            STATEMENT OF OPERATIONS
                       Three Months Ended March 31, 2000

                                                                   BioShield          eMD.com
                                                                ------------        -----------
              Sales                                             $    319,019              4,764
                 Cost of goods sold                                  161,266              1,399
                                                                ------------        -----------
                 Gross margin                                        157,753              3,365

              Cost of goods sold
                 Marketing and selling                               333,307          1,125,727
                 General and administrative                          552,909          1,889,501
                 Research and development                            643,981            311,707
                                                                ------------        -----------

                 Total expenses                                    1,530,197          3,326,935


              Loss from operations                              $ (1,372,444)       $(3,323,570)
                                                                ============        ===========

NOTE G - SUBSEQUENT EVENTS

    On May 5, 2000, Electronic Medical Distribution, ("eMD.com") acquired the assets of LabAmerica, Inc., a specialty Internet company positioned to facilitate confidential medical lab testing at more than 1,400 locations across the United States. The purchase price includes 60,000 shares of eMD.com, Inc. common stock of the company, $200,000 in cash and certain Convertible Warrants to purchase shares of eMD.

    On April 17, 2000 BioShield Technologies, Inc. Board of Directors approved the repurchase of up to 250,000 shares of the company's common stock in the market. Of the 250,000 shares approved by the Board of Directors, the Company repurchased 35,000 shares of its own common stock for $537,000. The Board authorized BioShield to repurchase the shares, from time to time, at prices the company deems appropriate.

    On April 20, 2000, the Company redeemed 50% of the outstanding Series A Convertible Preferred Stock for $2.3 million.

NOTE H - CONTINUED OPERATIONS

    The Company's continued existence as a going concern is ultimately dependent upon the success of future operations and its ability to obtain additional financing. As shown in the financial statements, the Company has incurred cumulative comprehensive losses of $(18,948,000) from June 1, 1995 (inception) to March 31, 2000. The Company is a development stage company primarily engaged in research and development, patent filings, regulatory approvals and related activities. Through March 31, 2000, the Company had raised $25,160,000 of capital, plus an additional $6,192,000 classified as minority interest, through its initial public offering and other private offerings of its securities. Of the $25 million noted above, the Company successfully raised approximately $8 million in capital during the third quarter of fiscal 2000 and will continue to actively seek additional funds through public and private equity, debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the future may cause substantial delays or reduction of the scope of the Company's business plan. The Company's continuation as a going concern is dependent upon its ability to generate or raise sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    BioShield Technologies, Inc. ("the Company"), a Georgia Corporation organized in June, 1995 has, since inception, been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products. Most of the products which have been commercialized are in the cleaning and deodorizing segment. Some of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination. Many of these products inhibit and control the growth of over 100 viral, bacteria, fungi and yeast organisms. Revenues generated from operations to date have primarily been limited to test marketing and private labeling of the Company's antimicrobial products in all division areas. The Company has continued to successfully build brand recognition and market penetration of its new "OdorFree" product line. This brand is competing in the multi-million dollar odor elimination packaged goods category. The national rollout is proceeding on a strategic basis by establishing its market presence within each individual market. Currently OdorFree is sold through several major super market chains throughout the united states.

    On April 7, 1999, the company created eMD.com to develop electronic commerce via the internet. eMD.com seeks to integrate four product offerings for providers (point of care medication management, electronic medical records, pharmaceutical fulfillment and pharmaceutical care services) with a comprehensive healthcare website. eMD.com launched its consumer and physician web site in early January 2000. Prior to launch, the Company had been in the development stage, which means its primary focus has been organizational activities, raising capital, gaining regulatory approvals, research and development and further investigation into new markets.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Net sales for the three month period ended March 31, 2000 were $324,000, an increase of $270,000 or 505% over the same period last year. The increase was a result of increased distribution of the OdorFree(TM) product, primarily in the mid and south-western United States, along with the introduction of two sizes of Hypoallergenic OdorFree(TM). During late third quarter, the company also gained new market penetration in the southeastern United States. As of March 31, 2000, the company had distribution in over 6,000 retail outlets with its product. Gross profit of $161,000 for the quarter ended March 31, 2000 represents 50% of net sales as compared to $29,000, or 54% of net sales, for the quarter ended March 31, 1999. The decrease in gross margin is a result of the change in product mix and packaging year over year. The Company is gaining momentum as it enters new retail markets. The Company settled its outstanding claim with the EPA related to product labeling and, in fact gained EPA approval of its core products in February 2000. BioShield has continued to make progress in product development and testing. These events have prompted a significant increase in sales that the Company believe will continue throughout fiscal 2001.

    Total marketing and selling expenses in the quarter ending March 31, 2000 were $1,459,000. Marketing and selling expenses related to BioShield were $333,000 for the quarter ended March 31, 2000, an increase of $137,000 from $196,000 incurred during the quarter ended March 31, 1999. This increase relates principally to the rollout of the OdorFree product line, repackaging efforts and other one-time setup charges for certain retail accounts related to slotting charges. Marketing and selling expenses related to eMD.com totaled $1,126,000 for the quarter ended March 31, 2000 as compared to zero for the same period in prior year (eMD.com began operation in April 1999). The increase is a result of pre-selling activities targeting physicians and physician groups in support of the new website. Significant costs include initial development of marketing materials and costs related to continuous technological improvement and testing of the web site.

    Total research and development expenses in the quarter ending March 31, 2000 were $956,000. Research and development expenses related to BioShield for the quarter ended March 31, 2000 were $644,000, compared to $99,000 for the quarter ended March 31, 1999. This represents an increase of $545,000. The increase is a result of the continuous improvement and technological advancement in the antimicrobial products. Research and development expenses related to eMD.com were $312,000 primarily related to internal staff salaries and external business partner development activities related to the web site. All third party costs not directly related to the development of the web site were expensed as incurred. Third party programming, software and hardware purchases have been captured and capitalized as of March 31, 2000 with amortization of costs over a five year period.

    Total general and administrative expenses for the quarter ending March 31, 2000 were $2,442,000. General and administration expenses for BioShield were $553,000, an increase of $205,000 over the same period ending March 31, 1999. These higher costs related primarily to an increase in personnel cost. There were no borrowings or interest expense incurred for the quarter ending March 31, 2000. General and administrative expenses related to eMD.com totaled $1,890,000. These higher costs related primarily to an increase in personnel cost, legal and regulatory fees, consulting services and facility costs. A significant portion of the expenses incurred in the quarter will not be recurring in future periods as staff levels have increased to eliminate expensive consultant activity.

    As a result of the reasons set forth above, the Company's operations generated a net loss of $4,622,000 or $.66 per common share for the quarter ending March 31, 2000 compared to a net loss of $558,000 or $.09 per common share for the quarter ended March 31, 1999. Cumulative losses from the inception of the Company to March 31, 2000 totaled $18,921,000 or $3.73 per common share.

LIQUIDITY

    The Company's cash and cash equivalents totaled $5,015,000 at March 31, 2000 and $378,655 at December 31, 1999. The higher cash position is due to a successful warrant call of outstanding warrants issued in connection with its initial Public Offering ("IPO"). During January 2000, the Company issued public notice of redemption of outstanding warrants related to the IPO, which expired February 22, 2000. Approximately 99.9% of the cash proceeds were received by March 31, 2000 and the company raised over $7 million. The Company also completed negotiations in early January with Jackson, LLC to increase the equity credit facility from $6.25 to $10 million. Additionally, on January 13, 2000 the Company completed a private placement for cash of $4 million for Series A Convertible Preferred Stock and warrants to purchase 200,000 shares of common stock of eMD.com.

    The impact of BioShield warrant redemption notice, the equity line of credit and the private placement preferred stock has to date raised an additional $21 million in the calendar year 2000 to fund operations into calendar year 2001.

    The Company however, expects to continue to have a substantial need to fund operating losses and the purchases of additional capital equipment for an indefinite period. Accordingly, the Company will be required to obtain additional capital in the near future. The development of eMD.com, as well as commercialization of the parent companies products will require additional capital in order to successfully launch the site and related business. The Company is actively seeking to obtain additional funds through public or private equity or debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the near future could cause substantial delay or reduction of the scope of business. No assurance can be given that either the Company or eMD.com will be successful in its efforts to obtain additional capital, that capital will be available on terms acceptable to the Company or eMD.com or on terms that will not significantly dilute the interests of existing shareholders.

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

MANAGEMENT CHANGES

    During the quarter ended March, 31, 2000 the company completed termination negotiations with Timothy Hyerdal, former Chief Financial Officer for BioShield Technologies. Also, subsequent to March 31, 2000, the company accepted the resignation of Wayne Roberts, former V.P. of Corporate Communications for BioShield.

SUBSEQUENT EVENTS

    On May 5, 2000 eMD.com, acquired the assets of LabAmerica, Inc., a specialty Internet company positioned to facilitate confidential medical lab testing at more than 1,400 locations across the United States. The purchase price includes 60,000 shares of eMD.com, Inc., common stock and $200,000 in cash.

    On April 17, 2000 BioShield Technologies, Inc. Board of Directors approved the repurchase of up to 250,000 shares of the company's common stock in the market. Of the 250,000 shares approved by the Board of Directors, the Company repurchased 35,000 shares of its own common stock for $537,000. The Board authorized BioShield to repurchase the shares, from time to time, at prices the company deems appropriate.

    On April 20, 2000, the Company redeems 50% of the outstanding Series A Convertible Preferred Stock for $2.3 million. The Series A Convertible Preferred Stock were registered by the Company on Form SB-2 with the SEC for the registration of common stock issuable pursuant to the conversion of the Series A Preferred Stock during the third quarter of fiscal 2000.


PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5. Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits

                           Exhibit
                           Number                Description
                           -------               -----------
                          10.10      -- Employment agreement between the Company and Scott Parliament and Electronic Medical Distribution, Inc. dated February 14, 2000.

                          10.11      -- Employment agreement between the Company and John Codilis and
                                        Bioshield Technologies, Inc. dated February 7, 2000.

                          10.12      -- Employment agreement between the Company and Geoffrey Faux and
                                        Electronic Medical Distribution, Inc. dated April 25, 2000.

                          10.13      -- Asset Purchase agreement by and among LabAmerica, Inc., Gregory
                                        Smith, David Nelson, Gordon Schuchardt, Bryon M.G. Sanford,
                                        Richard Fisher and eMD Acquisition Corp., dated as of April 17, 2000.

                             27      -- Financial Data Schedule (for SEC use only).

   (b)   Reports on Form 8-K

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               BIOSHIELD TECHNOLOGIES, INC.

Date: May 12, 2000              /s/ TIMOTHY C. MOSES
                               -------------------------------------------------
                               TIMOTHY C. MOSES
                               President and Chief Executive Officer


Date: May 12, 2000              /s/ SCOTT PARLIAMENT
                               -------------------------------------------------
                               SCOTT PARLIAMENT
                               Chief Financial Officer

                           BIOSHIELD TECHNOLOGIES, INC

EXHIBIT INDEX

                           Exhibit
                           Number                Description
                           -------               -----------
                          10.10      -- Employment agreement between the Company and Scott Parliament and Electronic Medical Distribution, Inc. dated February 14, 2000.
                          10.11      -- Employment agreement between the Company and John Codilis and Bioshield
                                        Technologies, Inc. dated February 7,
                                         2000.

                          10.12      -- Employment agreement between the Company and Geoffrey Faux and
                                        Electronic Medical Distribution, Inc. dated April 25, 2000.

                          10.13      -- Asset Purchase agreement by and among LabAmerica, Inc., Gregory
                                        Smith, David Nelson, Gordon Schuchardt, Bryon M.G. Sanford,
                                        Richard Fisher and eMD Acquisition Corp., dated as of April 17, 2000.

                             27      -- Financial Data Schedule (for SEC use only).