Form 10QSB/A
period 2000-03-31
BIOSHIELD TECHNOLOGIES INC
filed 2000-06-02
CIK 1059623

                                 FORM 10-QSB/A
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
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

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS



PAGE

         PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements

         1.      Balance Sheets as of March 31, 2000 (unaudited) and June 30, 1999................................     1
         2.      Statements of Operations for the three month periods ended
                 March 31, 2000 and 1999 (unaudited)..............................................................     2
         3.      Statements of Operations for nine months periods ended
                 March 31, 2000 and 1999 (unaudited)..............................................................     3
         4.      Statement of Changes in Stockholders' Equity (Deficit) for
                 the period ended March 31, 2000 (unaudited)......................................................     4
         5.      Statements of Cash Flows for the nine month periods ended March
                 31, 2000 and 1999 (unaudited) and from June 1, 1995 (inception)
                 thru March 31, 2000 and 1999 (unaudited).........................................................     7
         6.      Notes to Financial Statements....................................................................     8

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations..............................................................    10

         PART II. OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-KSB 13

SIGNATURES

EXHIBIT INDEX

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                                                 (UNAUDITED)
                                                                   MARCH 31,        JUNE 30,
                                                                     2000             1999
                                                                     ----             ----

CURRENT ASSETS
   Cash and cash equivalents ...............................     $  5,015,138     $  2,500,561
   Marketable securities ...................................           62,132          103,250
   Accounts receivable .....................................          364,083          102,013
   Stockholders' subscription receivable ...................               --        4,798,750
   Inventories .............................................          230,571          151,403
   Prepaid expenses and other current assets ...............          222,995          171,073
                                                                 ------------     ------------
       Total current assets ................................        5,894,919        7,827,050
WEB SITE DEVELOPMENT COST AND OTHER FIXED ASSETS, NET ......        6,333,025          202,400
DEPOSITS AND OTHER LONG-TERM ASSETS ........................          174,775          194,293
                                                                 ------------     ------------
                                                                 $ 12,402,719     $  8,223,743
                                                                 ============     ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Notes payable ...........................................     $  2,326,266     $         --
   Accounts payable ........................................          653,938          597,877
   Accrued liabilities .....................................          582,031          195,044
   Accrued payroll .........................................          361,583           58,085
   Accrued interest payable ................................              839              839
                                                                 ------------     ------------
       Total current liabilities ...........................        3,924,657          851,845
MINORITY INTEREST ..........................................        6,191,917        4,798,750
STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock - no par value; 10,000,000
    shares authorized and 200 issued and
    outstanding at March 31, 2000 ..........................        4,000,000               --
   Common stock - no par value; 40,000,000
    shares authorized; 7,934,047 and 6,406,578
    issued and outstanding at March 31, 2000
    and December 31, 1999, respectively ....................       14,689,137        7,336,318
   Additional paid-in capital ..............................        2,560,987          870,900
   Accumulated other comprehensive earnings (loss) .........          (42,868)          (1,750)
   Deficit accumulated during the development stage ........      (18,921,111)      (5,632,320)
                                                                 ------------     ------------
                                                                    2,286,145        2,573,148
                                                                 $ 12,402,719     $  8,223,743
                                                                 ============     ============

        The accompanying notes are an integral part of these statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                                (UNAUDITED)                         (UNAUDITED)
                                                            THREE MONTHS ENDED               JUNE 1, 1995 (INCEPTION)
                                                                 MARCH 31,                          TO MARCH 31,
                                                                 ---------                          ------------
                                                           2000              1999              2000              1999
                                                           ----              ----              ----              ----

Net sales ........................................     $    323,783      $     53,486      $  2,280,304      $  1,523,968
Cost of sales ....................................          162,665            24,654         1,071,050           591,207
                                                       ------------      ------------      ------------      ------------
      Gross profit ...............................          161,118            28,832         1,209,254           932,761
Operating expenses
   Marketing and selling .........................        1,459,034           196,442         5,542,955         1,302,376
   General and administrative ....................        2,442,410           348,401        11,529,370         2,967,269
   Research and development ......................          955,688            98,561         3,598,159           627,473
                                                       ------------      ------------      ------------      ------------
                                                          4,857,132           643,404        20,670,484         4,897,118
                                                       ------------      ------------      ------------      ------------
        Loss from operations .....................       (4,696,014)         (614,572)      (19,461,230)       (3,964,357)
Other income (expense)
   Royalty fees ..................................               --                --            75,000                --
   Consulting income, net of
      consulting expenses of
      $19,474 for the period
      ended June 30, 1999 ........................               --                --            39,908            39,908
   Interest and dividend income ..................           21,606            36,870           217,714            81,061
   Interest expense ..............................               --              (308)          (35,336)          (35,336)
                                                       ------------      ------------      ------------      ------------
        Net loss before income taxes
         and minority interest ...................       (4,674,408)         (578,010)      (19,163,944)       (3,878,724)
   Income tax (expense) benefit ..................               --                --                --                --
                                                       ------------      ------------      ------------      ------------
   Minority interest in loss of ..................           52,107                --           242,833                --
      subsidiary
        NET LOSS .................................       (4,622,301)         (578,010)      (18,921,111)       (3,878,724)
Other comprehensive earnings (loss)
   Unrealized holding gain(loss) on Securities ...           (9,618)           21,000           (42,686)          (14,000)
                                                       ------------      ------------      ------------      ------------

        COMPREHENSIVE LOSS .......................     $ (4,631,919)     $   (557,010)     $(18,963,797)     $ (3,892,724)
                                                       ============      ============      ============      ============
Net loss per common share
   Basic .........................................     $      (0.66)     $      (0.09)     $      (3.73)     $      (0.86)
                                                       ============      ============      ============      ============
Weighted average common
   shares outstanding ............................        7,034,085         6,144,125         5,075,832         4,512,746
                                                       ============      ============      ============      ============


        The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary
                          (A Development Stage Company)

        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS


                                                                         (UNAUDITED)
                                                                      NINE MONTHS ENDED
                                                                           MARCH 31,
                                                                           ---------
                                                                     2000             1999
                                                                     ----             ----

Net sales ..................................................     $    737,182     $    286,182
Cost of sales ..............................................          411,657          120,726
                                                                 ------------     ------------
        Gross profit .......................................          325,525          165,456
Operating expenses
   Marketing and selling ...................................        4,065,681          610,436
   General and administrative ..............................        7,542,966          936,858
   Research and development ................................        2,357,145          211,345
                                                                 ------------     ------------
                                                                   13,965,792        1,758,639
                                                                 ------------     ------------
        Loss from operations ...............................      (13,640,267)      (1,593,183)
Other income (expense)
   Interest and dividend income ............................          108,642           74,123
   Interest expense ........................................               --          (16,960)
                                                                 ------------     ------------
        Net loss before income taxes and
         minority interest .................................      (13,531,625)      (1,536,020)
Income tax (expense) benefit ...............................               --               --
Minority interest in loss of subsidiary ....................          242,833               --
                                                                 ------------     ------------
        NET LOSS ...........................................      (13,288,792)      (1,536,020)
Other comprehensive earnings (loss)
   Unrealized holding loss on securities ...................          (25,368)         (14,000)
                                                                 ------------     ------------
      COMPREHENSIVE LOSS ...................................     $(13,314,160)    $ (1,550,020)
                                                                 ============     ============
   Net loss per common share
      Basic ................................................     $      (1.93)    $      (0.27)
                                                                 ------------     ------------
      Weighted average common shares outstanding ...........        6,885,046        5,675,024
                                                                 ============     ============



        The accompanying notes are an integral part of these statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                             PREFERRED STOCK                  COMMON STOCK
                                                              NO PAR VALUE                    NO PAR VALUE               ADDITIONAL
                                                              ------------                    ------------                PAID-IN
                                                         SHARES          AMOUNT          SHARES          AMOUNT           CAPITAL
                                                         ------          ------          ------          ------           -------
Balance at June 1, 1995 ..........................    $         --              --    $         --    $         --     $         --
Proceeds from original issuance of shares ........              --              --       3,907,086             500               --
Proceeds from issuance of shares under
   private placement offering ....................              --              --          62,612         115,000           60,000
Stock warrants issued for services  rendered .....                              --              --              --               --
Net loss - June 1, 1995 (inception)
   through June 30, 1996 .........................              --              --              --              --               --
                                                      ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1996 .........................              --              --       3,969,698         115,500           60,000
Proceeds from issuance of shares
   under private placement offering ..............              --              --         149,723         275,001               --
Proceeds from issuance of shares
   under private placement offering ..............              --              --         245,000         600,000               --
Stock issuance costs related to
   private placement offerings ...................              --              --              --         (25,000)              --
Stock warrants issued for services rendered ......              --              --              --              --           62,400
Net loss for the year ended June 30, 1997 ........              --              --              --              --               --
                                                      ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1997 .........................              --              --       4,364,421         965,501          122,400
Proceeds from issuance of shares
   under private placement offering ..............              --              --          30,619         187,500               --
Stock options issued for services rendered .......                              --              --              --          156,650
Contribution to capital ..........................              --              --              --              --           50,000
Net loss for the year ended June 30, 1998 ........              --              --              --              --               --
                                                      ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1998 .........................              --              --       4,395,040       1,153,001          329,050


                                                                          DEFICIT
                                                       ACCUMULATED      ACCUMULATED
                                                          OTHER         DURING THE
                                                      COMPREHENSIVE     DEVELOPMENT
                                                      EARNINGS (LOSS)      STAGE             TOTAL
                                                      ---------------      -----             -----

Balance at June 1, 1995 ..........................     $         --     $         --      $         --
Proceeds from original issuance of shares ........               --               --               500
Proceeds from issuance of shares under
   private placement offering ....................               --               --           115,000
Stock warrants issued for services rendered ......               --               --            60,000
Net loss - June 1, 1995 (inception)
   through June 30, 1996 .........................               --         (356,316)         (356,316)
                                                       ------------     ------------      ------------
Balance at June 30, 1996 .........................               --         (356,316)         (180,816)
Proceeds from issuance of shares
   under private placement offering ..............               --               --           275,001
Proceeds from issuance of shares
   under private placement offering ..............               --               --           600,000
Stock issuance costs related to
   private placement offerings ...................               --               --           (25,000)
Stock warrants issued for services rendered ......               --               --            62,400
Net loss for the year ended June 30, 1997 ........               --         (514,459)         (514,459)
Balance at June 30, 1997 .........................               --         (870,775)          217,126
Proceeds from issuance of shares
   under private placement offering ..............               --               --           187,500
Stock options issued for services rendered .......               --               --           156,650
Contribution to capital ..........................               --               --            50,000
Net loss for the year ended June 30, 1998 ........               --       (1,471,929)       (1,471,929)
Balance at June 30, 1998 .........................               --       (2,342,704)         (860,653)

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                             PREFERRED STOCK             COMMON STOCK
                                                              NO PAR VALUE               NO PAR VALUE         ADDITIONAL
                                                              ------------               ------------           PAID-IN
                                                         SHARES       AMOUNT        SHARES        AMOUNT        CAPITAL
                                                         ------       ------        ------        ------        -------

Proceeds from issuance of shares
   under initial public offering .................            --            --     1,300,000     5,102,794            --
Proceeds from exercise of stock warrants .........            --            --       612,275     1,065,523            --
Proceeds from exercise of stock options ..........            --            --        15,000        15,000            --
Stock options issued for services rendered .......            --            --            --            --        95,250
Compensation related to previously issued
   options .......................................            --            --            --            --       121,600
Contribution to capital ..........................            --            --            --            --       325,000
Unrealized loss on securities ....................            --            --            --            --            --
Net loss for the year ended June 30, 1999 ........            --            --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------
Balance at June 30, 1999 .........................            --            --     6,322,315     7,336,318       870,900
Proceeds from exercise of warrants
   (unaudited) ...................................            --            --         3,600        21,570            --
Stock warrants issued for services
   rendered (unaudited) ..........................            --            --            --            --     1,106,400
Unrealized loss on securities (unaudited) ........            --            --            --            --            --
Net loss for the quarter ended
   September 30, 1999 (unaudited) ................            --            --            --            --            --
                                                      ----------    ----------    ----------    ----------    ----------
Balance at September 30, 1999 (unaudited) ........            --            --     6,325,915     7,357,888     1,977,300



                                                                        DEFICIT
                                                       ACCUMULATED    ACCUMULATED
                                                         OTHER        DURING THE
                                                      COMPREHENSIVE   DEVELOPMENT
                                                     EARNINGS (LOSS)     STAGE           TOTAL
                                                     ---------------     -----           -----

Proceeds from issuance of shares
   under initial public offering .................             --              --       5,102,794
Proceeds from exercise of stock warrants .........             --              --       1,065,523
Proceeds from exercise of stock options ..........             --              --          15,000
Stock options issued for services rendered .......             --              --          95,250
Compensation related to previously issued
   options .......................................             --              --         121,600
Contribution to capital ..........................             --              --         325,000
Unrealized loss on securities ....................         (1,750)             --          (1,750)
Net loss for the year ended June 30, 1999 ........             --      (3,289,616)     (3,289,616)
                                                       ----------      ----------      ----------
Balance at June 30, 1999 .........................         (1,750)     (5,632,320)      2,573,148
Proceeds from exercise of warrants
   (unaudited) ...................................             --              --          21,570
Stock warrants issued for services
   rendered (unaudited) ..........................             --              --       1,106,400
Unrealized loss on securities (unaudited) ........        (15,750)             --         (15,750)
Net loss for the quarter ended
   September 30, 1999 (unaudited) ................             --      (4,347,177)     (4,347,177)
                                                       ----------      ----------      ----------
Balance at September 30, 1999 (unaudited) ........        (17,500)     (9,979,497)       (661,809)

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                           PREFERRED STOCK               COMMON STOCK
                                                            NO PAR VALUE                 NO PAR VALUE          ADDITIONAL
                                                            ------------                 ------------            PAID-IN
                                                       SHARES         AMOUNT        SHARES        AMOUNT         CAPITAL
                                                       ------         ------        ------        ------         -------

Proceeds from exercise of
   warrants (unaudited) ..........................         --              --        10,000           5,000              --
Stock warrants issued for
   services rendered (unaudited) .................         --              --            --              --         257,000
Proceeds from exercise of stock
   options (unaudited) ...........................         --              --        70,663          15,000         326,687
Unrealized loss on securities (unaudited) ........         --              --            --              --              --
Net loss for the quarter ended
December 31, 1999 (unaudited) ....................         --              --            --              --              --
Balance at December 31, 1999 (unaudited) .........         --              --     6,406,578       7,377,888       2,560,987
Proceeds from issuance of preferred
   stock (unaudited) .............................        200       4,000,000            --              --              --
Proceeds from exercise of stock
   warrants (unaudited) ..........................         --              --     1,527,469       7,311,249              --
Unrealized loss on securities (unaudited) ........         --              --            --              --              --
Net loss for the quarter ended
   March 31, 2000 (unaudited) ....................         --              --            --              --              --
Balance at March 31, 2000 (unaudited) ............        200    $  4,000,000     7,934,047    $ 14,689,137    $  2,560,987



                                                                          DEFICIT
                                                        ACCUMULATED     ACCUMULATED
                                                           OTHER        DURING THE
                                                       COMPREHENSIVE    DEVELOPMENT
                                                      EARNINGS (LOSS)      STAGE              TOTAL
                                                      ---------------      -----              -----

Proceeds from exercise of
   warrants (unaudited) ..........................               --               --             5,000
Stock warrants issued for
   services rendered (unaudited) .................               --               --           257,000
Proceeds from exercise of stock
   options (unaudited) ...........................               --               --           341,687
Unrealized loss on securities (unaudited) ........          (15,750)              --           (15,750)
Net loss for the quarter ended
   December 31, 1999 (unaudited) .................       (4,319,313)      (4,319,313)
                                                       ------------     ------------      ------------
Balance at December 31, 1999 (unaudited) .........          (33,250)     (14,298,810)       (4,393,185)
Proceeds from issuance of preferred
   stock (unaudited) .............................               --               --         4,000,000
Proceeds from exercise of stock
   warrants (unaudited) ..........................               --               --         7,311,249
Unrealized loss on securities (unaudited) ........           (9,618)              --            (9,618)
Net loss for the quarter ended
   March 31, 2000 (unaudited) ....................               --       (4,622,301)       (4,622,301)
                                                       ------------     ------------      ------------
Balance at March 31, 2000 (unaudited) ............     $    (42,868)    $(18,921,111)     $  2,286,145
                                                       ============     ============      ============

         The accompanying notes are an integral part of this statement.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     (UNAUDITED)                          (UNAUDITED)
                                                                  NINE MONTHS ENDED                JUNE 1, 1995 (INCEPTION)
                                                                      MARCH 31,                           TO MARCH 31,
                                                                      ---------                           ------------
                                                                2000              1999              2000              1999
                                                                ----              ----              ----              ----

Cash flows from operating activities:
   Net loss ...........................................     $(13,288,792)     $ (1,536,020)     $(18,921,111)     $ (3,878,724)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization ..................          458,565            16,762           519,246            49,228
       Minority interest in loss ......................         (242,833)               --          (242,833)               --
       Issuance of stock and stock
       Warrants for services rendered .................        2,029,400            61,250         2,525,300           340,300
       Changes in operating assets and
         liabilities:
           (Increase) decrease in:
           Accounts receivable ........................         (262,070)          (17,173)         (364,083)         (127,254)
           Inventory ..................................          (79,168)           57,434          (230,571)         (100,350)
           Prepaid expenses and other current assets ..          (51,922)               --          (237,237)               --
           Deposits and other assets ..................           14,829          (105,613)         (180,328)         (184,129)
           Accounts payable ...........................           56,061          (238,072)          653,938            71,466
           Accrued liabilities and payroll ............          690,485          (244,506)          944,453            89,232
                                                            ------------      ------------      ------------      ------------
   Net cash used in operating activities ..............      (10,675,445)       (2,005,938)      (15,533,226)       (3,740,231)
Cash flows from investing activities:
   Capital expenditures ...............................       (4,258,234)          (32,392)       (4,506,210)         (154,464)
   Accumulated other income/loss ......................               --                --                --                --
   Purchase of marketable securities ..................               --          (105,000)         (105,000)         (105,000)
                                                            ------------      ------------      ------------      ------------
     Net cash used in investing activities ............       (4,258,234)         (137,392)       (4,611,210)         (259,464)
Cash flows from financing activities:
   Proceeds from debt .................................               --                --           655,000           655,000
   Repayment of debt ..................................               --          (642,500)         (655,000)         (642,500)
   Contribution to capital ............................          326,687           325,000           701,687           375,000
   Proceeds from stock warrants exercised .............        7,337,819           224,542         8,403,342           224,542
   Stock issued under stock option plan ...............           15,000                --            30,000                --
   Proceeds from common stock issuances, net ..........        5,768,750         5,103,195        12,024,545
   Proceeds from preferred stock issuances, net .......        4,000,000                --         4,000,000         6,256,196
                                                            ------------      ------------      ------------      ------------
     Net cash provided by financing activities ........       17,448,256         5,010,237        25,159,574         6,868,238
                                                            ------------      ------------      ------------      ------------
     Net increase in cash .............................        2,514,577         2,866,907         5,015,138         2,868,543
Cash at beginning of period ...........................        2,500,561             1,636                --                --
                                                            ------------      ------------      ------------      ------------
Cash at end of period .................................     $  5,015,138      $  2,868,543      $  5,015,138      $  2,868,543
                                                            ============      ============      ============      ============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest ..............               --                --      $     34,498                --


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

NOTE C - WEB SITE DEVELOPMENT COST AND OTHER FIXED ASSETS, NET

         Included in net web site development cost and other fixed assets is the cost to develop the Company's medication management and healthcare web site, eMD.com, totaling approximately $4.3 million. These costs are being amortized over 60 months.

NOTE D - LOSS PER COMMON SHARE

         The Company has adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share. Basic loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

NOTE E - STOCK OPTIONS AND WARRANTS

         During the three months ended March 31, 2000, the following changes occurred in outstanding stock options and warrants.


         Options outstanding at December 31, 1999 ....        768,000
         Options granted .............................        186,000
         Options cancelled ...........................        (60,000)
         Options exercised ...........................             --
                                                           ----------
         Options outstanding at March 31, 2000 .......        894,000
                                                           ==========

         Warrants outstanding at December 31, 1999 ...      2,189,222
         Warrants granted ............................             --
         Warrants cancelled ..........................             --
         Warrants exercised ..........................     (1,318,705)
                                                           ----------
         Warrants outstanding at March 31, 2000 ......        870,517
                                                           ==========

NOTE F - COMMITMENTS AND CONTINGENCIES

         Through March 31, 2000, the Company had paid approximately $1,000,000 and $220,000 to iXL and Oracle, respectively, for the development of portions of the eMD.com website. Required additional payments under each contract through fiscal 2000 are approximately $1,300,000 and $980,000, respectively. These liabilities are classified as notes payable in the accompanying Financial Statements.

         On July 6, 1999, the Company entered into an operating lease agreement with an unrelated party to lease an office building for a term of ten years. Required minimum lease payments under this lease are approximately $45,000 per month for the year ending June 30, 2000.

NOTE G - SEGMENT INFORMATION

         The Company operates in two segments. The first segment consists of the development and distribution of antimicrobial products operated in BioShield Technologies, Inc. This business has been a development stage company engaged primarily in research and development, patent filings, regulatory approvals and related activities geared towards the sale of its retail, industrial and institutional products. Most of the products, which have been commercialized, are in the cleaning and deodorizing segment.

         The second segment consists of point of care medication management, electronic medical records, pharmaceutical fulfillment and pharmaceutical care services operated in Electronic Medical Distribution, Inc., (eMD.com). This business segment launched its consumer and physician web site in early January 2000. Prior to launch, the Company had been focus on organizational activities, raising capital, gaining regulatory approvals, research and development and further investigation into new markets. There have been significant allocations of resources to eMD.com and, accordingly, the following table shows key financial results of the individual segments of BioShield and eMD.com.


                               SEGMENT INFORMATION
                               KEY FINANCIAL DATA

                                  BALANCE SHEET
                              AS OF MARCH 31, 2000
                                   (UNAUDITED)


                                                    BIOSHIELD        EMD.COM         ELIMINATION       CONSOLIDATED
                                                    ---------        -------         -----------       ------------

     Current assets .........................     $ 11,843,492        1,546,559      $ (7,495,132)     $  5,894,919
     Property and equipment, net ............          248,212        6,084,813                --         6,333,025
     Deposits and other long term assets ....           56,111          118,664                --           174,775
                                                  ------------     ------------      ------------      ------------

        Total assets ........................     $ 12,147,815     $  7,750,036      $ (7,495,132)     $ 12,402,719
                                                  ============     ============      ============      ============

     Total liabilities ......................        2,135,251        9,284,538        (7,495,132)        3,924,657
     Total minority interest and equity .....       10,012,564       (1,534,502)               --         8,478,062
                                                  ------------     ------------      ------------      ------------
        Total liabilities & equity ..........     $ 12,147,815     $  7,750,036      $ (7,495,132)     $ 12,402,719
                                                  ============     ============      ============      ============


The elimination above relates to inter-segment receivables and payables.

                             STATEMENT OF OPERATIONS
                        THREE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                         BIOSHIELD          EMD.COM         ELIMINATION      CONSOLIDATED
                                         ---------          -------         -----------      ------------

Sales .............................     $    319,019      $      4,764                --     $    323,783
   Cost of goods sold .............          161,266             1,399                --          162,665
                                        ------------      ------------      ------------     ------------
   Gross margin ...................          157,753             3,365                --          161,118

Operating Expenses
   Marketing and selling ..........          333,307         1,125,727                --        1,459,034
   General and administrative .....          827,909         1,614,501                --        2,442,410
   Research and development .......          643,981           311,707                --          955,688
                                        ------------      ------------      ------------     ------------
   Total expenses .................        1,805,197         3,051,935                --        4,857,132

Loss from operations ..............     $ (1,647,444)     $ (3,048,570)               --     $ (4,696,014)
                                        ============      ============      ============     ============



                             STATEMENT OF OPERATIONS
                        NINE MONTHS ENDED MARCH 31, 2000
                                   (UNAUDITED)


                                         BIOSHIELD          EMD.COM         ELIMINATION      CONSOLIDATED
                                         ---------          -------         -----------      ------------

Sales .............................     $    732,418      $      4,764                --     $    737,182
   Cost of goods sold .............          410,258             1,399                --          411,657
                                        ------------      ------------      ------------     ------------
   Gross margin ...................          322,160             3,365                --          325,525

Operating Expenses
   Marketing and selling ..........        1,988,159         2,077,522                --        4,065,681
   General and administrative .....        3,509,543         4,033,423                --        7,542,966
   Research and development .......          897,188         1,459,957                --        2,357,145
                                        ------------      ------------      ------------     ------------
   Total expenses .................        6,394,890         7,570,902                --       13,965,792

Loss from operations ..............     $ (6,072,730)     $ (7,567,537)               --     $(13,640,267)
                                        ============      ============      ============     ============

NOTE H - SUBSEQUENT EVENTS

         On May 5, 2000, Electronic Medical Distribution, ("eMD.com") acquired the assets of LabAmerica, Inc., a specialty Internet Company positioned to facilitate confidential medical lab testing at more than 1,400 locations across the United States. The purchase price includes 60,000 shares of eMD.com, Inc. common stock of the company, $200,000 in cash and certain Convertible Warrants to purchase shares of eMD. The total estimated purchase price was $480,000.

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

NOTE I - CONTINUED OPERATIONS

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the three month period ended March 31, 2000 were $324,000, an increase of $270,000 or 505% over the same period last year. The increase was a result of increased distribution of the OdorFree(TM) product, primarily in the mid and south-western United States, along with the introduction of two sizes of Hypoallergenic OdorFree(TM). During late third quarter, the company also gained new market penetration in the southeastern United States. As of March 31, 2000, the company had distribution in over 6,000 retail outlets with its product. Gross profit of $161,000 for the quarter ended March 31, 2000 represents 50% of net sales as compared to $29,000, or 54% of net sales, for the quarter ended March 31, 1999. The decrease in gross margin is a result of the change in product mix and packaging year over year. The Company is gaining momentum as it enters new retail markets. The Company settled its outstanding claim with the EPA related to product labeling and, in fact gained EPA approval of its core products in February 2000. BioShield has continued to make progress in product development and testing. These events have prompted a significant increase in sales that the Company believes will continue throughout fiscal 2001. Total marketing and selling expenses in the quarter ending March 31, 2000 were $1,459,000. Marketing and selling expenses related to BioShield were $333,000 for the quarter ended March 31, 2000, an increase of $137,000 from $196,000 incurred during the quarter ended March 31, 1999. This increase relates principally to the rollout of the OdorFree product line, repackaging efforts and other one-time setup charges for certain retail accounts related to slotting charges. Marketing and selling expenses related to eMD.com totaled $1,126,000 for the quarter ended March 31, 2000 as compared to zero for the same period in prior year (eMD.com began operation in April 1999). The increase is a result of pre-selling activities targeting physicians and physician groups in support of the new website. Significant costs include initial development of marketing materials and costs related to continuous technological improvement and testing of the web site.

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

MANAGEMENT CHANGES

         During the quarter ended March, 31, 2000 the company completed termination negotiations with Timothy Heyerdahl, former Chief Financial Officer for BioShield Technologies. Also, subsequent to March 31, 2000, the company accepted the resignation of Wayne Roberts, former V.P. of Corporate Communications for BioShield.

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

PART II. OTHER INFORMATION

Items 1, 2, 3, 4, and 5. Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits


EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------

10.10             --     Employment agreement between the Company and Scott  Parliament  and  Electronic
                         Medical Distribution, Inc. dated February 14, 2000.

10.11             --     Employment agreement between the Company and John Codilis and BioShield
                         Technologies, Inc. dated February 7, 2000.

10.12             --     Employment agreement between the Company and Geoffrey Faux and Electronic
                         Medical Distribution, Inc. dated April 25, 2000.

10.13             --     Asset Purchase agreement by and among LabAmerica, Inc., Gregory Smith, David
                         Nelson, Gordon Schuchardt, Bryon M.G. Sanford, Richard Fisher and eMD
                         Acquisition Corp., dated as of April 17, 2000.

27                --     Financial Data Schedule (for SEC use only).

         (b)      Reports on Form 8-K

None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    BIOSHIELD TECHNOLOGIES, INC.

Date: June 2, 2000                  /s/ TIMOTHY C. MOSES
                                    -------------------------------------------
                                    TIMOTHY C. MOSES
                                    President and Chief Executive Officer


Date: June 2, 2000                  /s/ SCOTT PARLIAMENT
                                    -------------------------------------------
                                    SCOTT PARLIAMENT
                                    Chief Financial Officer

                           BIOSHIELD TECHNOLOGIES, INC

EXHIBIT INDEX


EXHIBIT
NUMBER                                               DESCRIPTION
------                                               -----------

10.10             --     Employment agreement between the Company and Scott Parliament and Electronic
                         Medical Distribution, Inc. dated February 14, 2000. Previously filed with 10QSB on May 15th, 2000.

10.11             --     Employment agreement between the Company and John Codilis and BioShield
                         Technologies, Inc. dated February 7, 2000. Previously filed with 10QSB on May 15th, 2000.

10.12             --     Employment agreement between the Company and Geoffrey Faux and Electronic
                         Medical Distribution, Inc. dated April 25, 2000. Previously filed with 10QSB on May 15th, 2000.

10.13             --     Asset Purchase agreement by and among LabAmerica, Inc., Gregory Smith, David
                         Nelson, Gordon Schuchardt, Bryon M.G. Sanford, Richard  Fisher and eMD
                         Acquisition Corp., dated as of April 17, 2000. Previously filed with 10QSB on May 15th, 2000.

27                --     Financial Data Schedule (for SEC use only).