Form 10KSB40
period 2000-06-30
BIOSHIELD TECHNOLOGIES INC
filed 2000-09-28
CIK 1059623

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

                                 ---------------

                                   (MARK ONE)

                [X]         ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

                [ ]       TRANSITION REPORT PURSUANT TO
                           SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 0-24913

                                 ---------------

                          BIOSHIELD TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   GEORGIA                                       58-2181628
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      IDENTIFICATION NO.)

           5655 PEACHTREE PARKWAY
                NORCROSS, GA                                        30092
   (Address of principal executive office)                       (Zip Code)

                                 (770) 246-2000
                (Issuer's telephone number, including area code)

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

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended June 30, 2000 were:
$945,733.

        The aggregate market value of the registrant's voting stock held by non-affiliates as of June 30, 2000 was: $66,092,952.

         The number of shares outstanding of each class of registrant's common stock as of June 30, 2000 was: Common Stock, par value no per share, 8,339,073 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be furnished to stockholders in connection with its Annual Meeting of Stockholders expected to be held on October 31, 2000 are incorporated by reference in Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]


================================================================================

                                     PART I

ITEM 1.  BUSINESS

         BioShield Technologies, Inc. is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. Due largely to recent Environmental Protection Agency approvals, BioShield is currently selling and marketing primarily cleaning and deodorizing products. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms.

         On April 7, 1999, BioShield Technologies, Inc. created a subsidiary, Allergy Superstore.com, Inc. to develop electronic commerce via the Internet. The subsidiary subsequently changed its name to Electronic Medical Distribution, Inc. to better describe the scope of business activities anticipated by the subsidiary. As used in this report, the term "Company" refers to BioShield Technologies, Inc. ("BSTI") and its majority owned subsidiary Electronic Medical Distribution, Inc. ("eMD"). eMD integrates services for providers with a comprehensive Internet based product and healthcare website. These services include point of care medication management, electronic patient charting, pharmaceutical fulfillment and pharmaceutical care services. eMD launched its consumer and physician web site in January 2000.

         As a result, BioShield currently operates in two distinct business segments, antimicrobial and biostatic products for use within the retail and institutional markets through BioShield and pharmaceutical healthcare via the internet through eMD. BSTI is comprised of four business divisions for the sale, distribution, and development of antimicrobial, biostatic, and medical related products for the Internet, retail, industrial and institutional, and Specialty Chemical markets.

         On July 3, 2000, BioShield Technologies, Inc. announced that it would acquire AHT Corporation and integrate AHT into its eMD.com Internet Healthcare Subsidiary. It was expected that the combined entity would offer comprehensive Internet clinical transaction services. On September 22, 2000 AHT Corporation filed for protection from its creditors under Chapter Eleven of the Federal Bankruptcy Code. As a result of the filing and previous discussions with AHT Corporation, effective September 22, 2000, the Company has agreed to purchase the assets of AHT Corporation for approximately $15 million -- $12 million in cash and approximately $3 million of the Company's common stock.

         On July 11, 2000, BioShield Technologies, Inc. announced that it would acquire up to 85% of the issued and outstanding common stock of Arrow-Magnolia Corporation for a combination of stock and cash, and integrate Arrow-Magnolia into its professional division. Subsequently, on September 22, 2000, the parties amended their agreement to provide for payment for the Arrow-Magnolia shares in cash. The Company will offer $5.00 per share for up to 85% of the issued and outstanding common stock of Arrow-Magnolia Corporation. The total transaction is valued at approximately $17.5 million.

                             ANTIMICROBIAL BUSINESS

         BioShield Technologies, Inc.'s primary focus is to exploit its proprietary technology to become the leader in antimicrobials and biocides for consumer, Original Equipment Manufacturing, industrial, institutional, environmental services, and medical device markets. BioShield products are an easily applied reactive coating technology that modifies surfaces of all types, by creating an invisible covalent bond between surfaces and a variety of chemical agents. Through the cross linking technology, these antimicrobial properties and other chemical agents can impart many performance-enhancing characteristics, such as residual antimicrobial activity, removal of surface-borne and air-borne allergens which may cause respiratory discomfort or asthma, infection resistance, anti-inflammation, lubricity and drug delivery onto many surfaces without changing the dimensions or physical properties of the modified surfaces.

         BioShield Technologies, Inc. believes that its antimicrobial technologies have properties that make its products significantly more durable, effective and safer than currently available conventional antimicrobials, non-antibiotics, preservatives or biocides. BioShield Technologies, Inc. also believes that certain manufacturers who utilize its technologies will be able to significantly improve the performance of their products and in some situations differentiate their products in a highly competitive marketplace.

Consumer Products

         BioShield Technologies, Inc. believes that significant opportunities for revenue generation continue to exist in the mass-market retail outlets including supermarkets, mass merchandisers, drug outlets, home improvement centers, and selected chain specialty retailers. Household cleaners and odor eliminator products represent a retail market value in supermarkets alone of over $2 billion per year.

         The Consumer Products Division has generated sales revenue by utilizing its patented technology through two of three business strategies and distribution approaches. These strategies include:

                           BioShield Branded Products
                           Private Label Products
                           Value Added Products

BioShield Branded Products

The Company has developed, produced, sold, and marketed distinct products under the BioShield name as well as the OdorFree(TM)and DuraLast(TM) brands. In April 1999, the Company began shipping its OdorFree(TM) product, an odor eliminator and fabric refresher, into its initial test markets within Texas. To date, the OdorFree(TM) products are now available in over 20,000 retail outlets throughout the United States.

The Company has appointed representatives throughout the United States to market its unique blend of odor eliminator products primarily under the OdorFree(TM)and DuraLast(TM) brands. New products are being developed for use on clothing and other in-home surfaces that will provide sanitization and residual protection from the growth of microorganisms. The Company intends to distribute these products through supermarkets and other selected outlets.

Private Label Products

The Company currently produces private and controlled brand products for a select group of food retailers within the United States. As new products are developed some will be made available for private label distribution, particularly those that make non-pesticidal claims.

In addition, private label opportunities will be extended into other retail channels such as mass merchandisers. The expansion of private label sales will only be executed in situations where both the anticipated volume and pricing are such that positive profitability is available.

Value Added Products

Utilization of Bioshield's patented technology in leading consumer goods offered by other organizations represents potentially lucrative licensing revenues for the Company . The unique attributes of BioShield's technology permit incorporation into existing products as a value-added ingredient that imparts anti-microbial properties to the base product. The Company has generated no revenue to date from value-added product sales.

Consumer goods categories that offer significant potential include household cleaners, gloves, feminine hygiene, laundry and fabric care as well as deodorants and body washes. Many other products that benefit from an anti-microbial claim will be added as the technology progresses.

Marketing programs for value-added products will be designed to support the global branding strategy of BioShield. The Company intends to pursue licensing agreements with manufacturers that the Company anticipates will contain a marketing portion that outlines the requirements that each joint product will bear a notification of "Protected By BioShield" or other similar awareness building program. This extension of the Company's trademarks into categories, products, and geographies will enhance the long term branding campaign. However, no assurance can be given by the Company at the present time that such a program will be launched, or that if launched, will be successful.

Industrial and Institutional Markets (I&I)

The Company intends to follow a path taken by many other proprietary chemical manufacturers and has targeted leading industrial and institutional products companies that currently formulate and market to this industry.

The Institutional & Industrial Division business strategy is profitable, accretive acquisitions and organic growth. The execution of both strategies simultaneously will provide accelerated growth within the Institutional and Industrial market segments.

Simultaneously with the acquisition strategy, the Institutional & Industrial Division will offer selected BioShield products to other I&I companies. This action will occur on a restricted basis, primarily with products that do not require E.P.A. registration.

The marketing of BioShield products with the Institutional & Industrial segments will be consistent with the other divisions of BioShield. All products that contain the BioShield technology will be clearly labeled. Advertising for the Company, its technology, and its products will consist of traditional media, printed material in high distribution trade journals, direct mail, and active, visible participation in all appropriate industry conventions.

Specialty Chemical Division

BioShield is currently engaged in testing multiple applications of its core technology and products with leading manufacturers, many of whom are Fortune 500 companies. The Company is committed to a value-add strategy to have our leading antimicrobial technology incorporated into the products of these leading manufacturers. It is BioShield's intention to produce co-branded products in the future.

The Company has also entered into agreements with specialty chemical companies to achieve national distribution. In September 2000, BioShield entered into an agreement with SouthChem, Inc., a subsidiary of Brenntag, a leading chemical distributor in the Southeast. BioShield believes there will be significant volume in these agreements that will drive substantial revenue and licensing growth.

         The following products have been developed for sale to the industrial and institutional markets but have not received regulatory approval (see "Government Regulation and Approval"). No assurances can be given that EPA approvals will be obtained and in what time frame.

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

         - molecular bonding additive for formulating institutional and industrial disinfectants

         -        can be used similar to BioShield AM36.OI

         -        produces coating with migrating properties

         -        for use as preservative in personal care products

GOVERNMENT REGULATIONS AND APPROVAL

Filings Made With the EPA to Date and Current Applications.

         In February 2000, the Company received US EPA registration for its concentrated active ingredient, BSTI 1860. This active ingredient is highly concentrated and is solvent based. It can be used to formulate microbiostatic agents and will be the Company's own source of active ingredient for formulated BioShield products. It is manufactured by the Company and eliminates the need to obtain this active ingredient from other registered sources. Also in February, the EPA approved a registration for AM500 and AM500I specific for commercial and industrial applications. The EPA approved AM500I for use in formulating laundry additives, carpet treatment products, upholstery and drapery treatment products to impart bacteriostatic/fungistatic activity in many of the foregoing products and others. The EPA also approved the use of AM500 against odor causing bacteria, bacteria that causes staining and discoloration, fungi (mold and mildew) and algae as a static agent. The EPA approved AM500 and AM500I to be used to impart durable, bacteriostatic and fungistatic protection to substrates for the following commercial and industrial applications:

                  "air filters/materials; aquarium filter material; bed sheets, blankets and bedspreads; buffer pads (abrasive and polishing); carpets and draperies; fiberfill; fiberglass duct board; fire hose fabric; humidifier belts; mattress pads and ticking; men's underwear and outerwear; non-woven disposable diapers; non-woven polyester; outerwear apparel; polyurethane and polyethylene foam, when covered; polyurethane foam for packaging and cushioning in non-food contact applications; roofing materials; sand bags, tents, tarpaulins, sails, and ropes; athletic and causal shoes; shoe insoles; shower curtains; socks; throw rugs; toilet tank and seat covers; umbrellas; upholstery vacuum cleaner bags and filters; women's hosiery; and women's intimate apparel, concrete additive for repair and renewal of sewer pipes and manholes and concrete sewer structures (not be used in the treatment of storm drains").

         In July 2000, the US EPA approved the Company's patented antimicrobial for direct homeowner use applications. This allows the consumer to use AM500 within the home, bathroom and kitchen. Numerous homeowner applications have been approved such as:

                  "air purification systems, tubs, glazed tiles, shower curtains, shower stalls, washable walls, fiberglass, cabinets, floors, window sills, bed sheets, blankets, bedspreads, socks, athletic shoes, underwear, shoe insoles, carpeting, fabrics made of acrylic, cotton, nylon, polyester, rayon silk, etc."

         The Company is awaiting EPA approval for additional products with the same active ingredient as AM500. These products are water-based products and contain, 1.5%, 0.75% and 0.50% active ingredient, respectively. These products provide bacteriostatic and fungistatic protection to substrates noted above. They are intended for homeowner ready-to-use applications.

         In September 2000, BioShield received two more US patents, for a total of three patents, that cover certain applications of the Company's base technology.

         The Company has requested EPA approval for registration of BSTI 3651PI, to enable it to make certain claims regarding the antimicrobial and microbiostatic properties of the products. The Company believes BSTI 3651PI is a unique product. Formulation of the silane-integrated system, is solvent based. However, BSTI 3651PI provides stable aqueous solutions.

         The primary use claims, included in the application for BSTI 3651PI, are as an active ingredient for formulating disinfectants and sanitizers for use on hard non-porous surfaces, and as a microbiocide for use in laundry additives, carpet treatment products, upholstery and drapery treatment products, and treatment products, and to give surface microbiostatic treatment effective against a wide variety of bacteria, fungi, and algae.

         The strength of BSTI 3651PI lies in its intended use in sanitizers and disinfectants. BSTI 3651PI is a blend of active ingredients chosen for their performance. The interplay of the ingredients of the active blend provides high efficiency in small concentrations. The Company believes that because of this interplay of the ingredients and the resulting independence from toxic compounds such as chlorine, formaldehyde or formaldehyde donors, BSTI 3651PI is ideally suited as a preservative and as active components of sanitizers and disinfectants.

         Materials treated with formulations containing antimicrobial agent BSTI 3651PI are preserved by the bacteriostatic, fungistatic and action imparted by the active ingredient. BSTI 3651PI inhibits the growth of microorganisms that are responsible for causing odor, discoloration and deterioration. It also provides residual inhibition of microorganisms to aid in the control of these deleterious effects. BSTI 3651PI forms a coating on a wide variety of substrates and microbiostatic action is exhibited on contact.

         The Company intends to seek approval that BSTI 3651PI can be used for incorporation into and treatment of the following applications to impart durable, microbiostatic protection;

                  "air filters/materials; aquarium filter material; bed sheets, blankets, and bedspreads; buffer pads (abrasive and polishing); carpets and draperies; fiberfill; fiberglass duct board; fire hose fabric; humidifier belts; mattress pads and ticking; men's underwear and outerwear; non-woven disposable diapers; non-woven polyester; outerwear apparel; disposable polyurethane foam cushions; polyurethane foam polyethylene foam, polyurethane foam used as a growth medium for non-food crops and plants; roofing materials; sand bags, tents, tarpaulins, sails, and ropes; athletic and casual shoes; shoe insoles; shower curtains; socks; toilet tank and seat covers; umbrellas; upholstery vacuum cleaner bags and filters; vinyl wallpaper and wallpaper for non-food contact surfaces; women's hosiery; and women's intimate apparel, tubs, glazed tiles, shower curtains, shower stalls, washable walls, fiberglass etc."

         The Company also intends to seek approval on BSTI 3651PI to be used to formulate disinfectants and sanitizers to be used on hard non-porous surfaces such as sinks; tiles; tubs; toilets; countertops; bathroom fixtures; stoves; exercise equipment; walls; doorknobs; telephones; garbage cans; floors; cabinets; and shower stalls. BSTI 3651PI is intended for formulating disinfectants and sanitizers to be used in areas such as homes, offices, hospitals, institutions, schools, restaurants, locker rooms, medical facilities and other like areas that are prone to bacteria and odors.

Future Filings

         The Company plans to seek approval on a modified version of its core active ingredient. The modification of the product involves the elimination of the highly toxic solvent (methanol). This modified active ingredient is highly soluble, less toxic to the user during application and still delivers the micro-biostatic properties. This would be an alternate source of active ingredient manufactured by the Company. The Company also plans to seek approval on a variety of end use products with disinfectant and sanitization properties.

         Over the next several years, when adequately capitalized, the Company intends to seek EPA and FDA food contact approvals for BioShield products as preservatives in FDA regulated products, including cosmetic articles, such as skin creams; hair treatment products, for example shampoos; non-regulated products, including detergents and detergent formulations; other preservative applications, such as interior and exterior paints, latex, concrete materials, machine oils, and lubricants; cutting fluids; water for cooling systems and swimming pools which may require EPA registration. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

Research and Development

         The Company's core technologies are in aqueous reactive silanes and antimicrobial products. Combinations of both technologies are producing compounds with new properties and are setting new standards. The Company's new product releases in the near future will be based on these core technologies. Research on silane based and non-silane based antimicrobial will expand application of antimicrobial Company products from pesticides to medications and treatments to preventive care. Research on silane based durable products will provide the applicator with the opportunity to give surfaces new desired properties.

         Future development efforts are anticipated to focus on development of antimicrobial products for medical applications, specifically, human and animal skin treatments, new formaldehyde-free product preservatives, agricultural and food antimicrobial and new active ingredients and formulations useful in the markets currently providing antimicrobial products. Products range from antimicrobial absorbents to cleaning solutions and disinfectants and household products. Products in this category include materials treated by the manufacturer, for example socks, shower curtains and carpets. Product development in this category is anticipated on a market-need basis in collaboration with the manufacturers. In addition, a number of new applications based on the uniqueness of the Company's products are anticipated. There can be no assurance that the Company will be successful in developing these or other products.

         During the fiscal years ended June 30, 2000, and 1999, the Company incurred expenses of approximately $845,000 and $718,000, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. However, the Company may abandon or de-emphasize its research and development activities with respect to the primary development projects and expand research and development of other products as circumstances warrant. The Company has contracted out a substantial part of its research and intends to continue to do so while utilizing its staff for monitoring such research.

         Antimicrobial Biobarriers: Burn Care/Synthetic Skin. Commonly, the greater the skin damage, the greater the risk of infection. The skin damage and the risk of infection are especially serious in burn victims. To this day, proper treatment of burn patients remains a challenge to the healthcare professional. In addition to direct wound application, the Company believes that the Company's technology may, under certain conditions, be appropriate for application to skin grafts, either manufactured or harvested from cadavers and most importantly, animal collagen matrixes. Collagen matrix based products are frequently applied graft materials. In addition to their importance as skin grafts, their chemical composition is such that a very favorable bonding with the Company's antimicrobial products and the graft may be possible. The Company believes that the unique properties of the Company's core technology may, in the future and under certain circumstances, allow certain products based upon its technology to form a bound protective layer that allows the grafted skin to breathe and transport liquids, but reduce and/or prohibit the entry of microorganisms.

         Integration of the Company's products and research in the future may lead to new skin treatment products that the Company believes may provide effective skin condition treatment. Adverse skin conditions caused by microbes may be susceptible to treatment by the Company's products. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

         Transplant/Medical Device Treatments. A common problem in the transplant of organs or artificial implants is rejection by the receiving body's immune system. The rejection is often based on the recognition of the implant as a foreign body. This recognition is affected by the surface of the implant. Silane treatment of implants changes the surface of the implant. The treatment can be durable or temporary. One approach in the future may be to chemically bond currently available anti-rejection medication to the silane. This application will require FDA approval prior to clinical testing and commercial introduction. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals.

         Cleaning and Maintenance Products. The residual activity of the Company products provides protection to many surfaces. Application of the products is primarily to clean surfaces. Integration of the Company products into new cleaning products may lead to new products providing protection to surfaces and equipment while cleaning. These new cleaning and maintenance products will be developed for industrial and institutional applications, for example, hospitals, food processing plants and commercial cleaning and consumer applications, for example, bathroom, carpet and kitchen cleaning. However, no assurances can be given that the Company will be successful in commercializing any of these products or will receive any of the required regulatory approvals. OdorFree(TM) is a new odor eliminator product that was recently developed which does not require regulatory approval. The product incorporates one of BioShield's proprietary chemical additives and is available for household use on upholstery, rugs and clothing. OdorFree(TM) is effective in eliminating odors, which include odors associated with food, cigarette smoke, tobacco and fire smoke; mold or mildew (musty), certain human body odors (on fabrics) and garbage odors, among others. OdorFree(TM) is available in regular and extra strength. OdorFree(TM) has been clinically tested and is hypoallergenic.

PHARMACEUTICAL HEALTHCARE BUSINESS

eMD Subsidiary

eMD's comprehensive end-to-end medication management solution incorporates technology built on a Java-based open platform architecture and connectivity, which serves as a foundation to our offering. The suite of products and services for physicians and patients and connectivity includes robust functionality that on their own provides benefits, but when combined as an overall solution may in the future provide significant appeal to the healthcare industry. Utilization of the solution by key trading partners results in a valuable collection of data for analysis, which is used to complete the quality cycle for determining appropriate utilization, ultimately improving outcomes.

Point Of Care Medication Management Solution

The Point of Care Medication Management Solution ("PMMS") is a unique solution for ordering and filling prescriptions that reduces liability for doctors and risk for patients. The Point of Care Medication Management Solution lies at the center of eMD's revenue opportunities. The Company expects that revenue will generated from transaction fees paid when a patient's prescription is transmitted to a network pharmacy, sales of new prescriptions and refills, over-the-counter-drugs and other health-related products.

Prescription Writing

Through eMD's browser-based internet application, physicians order prescriptions and refills that can be filled either by the eMD on-line pharmacy or the patient's pharmacy of choice. The prescription can be printed for the patient or transmitted in a standardized, electronic format directly to the participating pharmacy. The prescription writing process is designed so it adapts to the physician's workflow, and is initiated simply by selecting a patient from the current list. User options include a conventional desktop or laptop computer, IBM's Edge of Network internet device ("EON") which is compact and can be mounted in every examining room or convenient web-connected wireless palm device, which supports mobility required by the workflow of physicians.

Drug Interaction Screening

A critically important feature is the system's ability to automatically flag for a physician that a patient may have a drug or food interaction with a potential prescription. If the patient is seeing more than one doctor (e.g., internist, cardiologist, oncologist), all prescriptions can be entered into the system to avoid a potentially dangerous, even fatal, interaction with or between any of the medications.

Formulary Check

Our Point of Care Medication Management Solution also has a formulary check that assists with pre-adjudication against the benefit plan coverage. As the prescriptions are written, the physician can automatically check medications against health plan drug formularies. If the drug is not on that formulary, the doctor can immediately find a comparable substitute. Pre-screening the script for plan compliance ensures that patients benefit optimally from their plan coverage and reduces the need for follow-up calls from the pharmacist.

Patient Education

In pursuit of improved clinical outcomes, managed care plans and regulatory agencies are demanding that patients be educated on their condition and medications. As a result, physicians are taking increased interest and the necessary steps to support these activities. Using PMMS, physicians are able to print monographs of medication information for the patient right at the time that a prescription is written. This educational activity is documented in the patient medical chart and reports can be generated to audit compliance with patient education requirements of each medication prescribed.

Medication Compliance Monitoring

The system automatically tracks information necessary to manage clinical follow-up and reminders. The eMD customer care center uses reporting tools against the PMMS data store that assists them to proactively contact patients to ensure that they have both received their prescriptions and are taking them correctly. Reminder calls are made to the patient when refills are due. Because of the end-to-end capabilities of the system, not only is the order information tracked, but the fulfillment information is also tracked providing the opportunity to manage appropriate utilization.

Patient History

The patient medical history feature will, in the future, provide a means for monitoring compliance and the effectiveness of medications. The Company expects that reporting tools will be available so that the physicians can obtain detailed information on their prescribing patterns. These reporting tools will assist physicians in evaluating the care of their patients and verifying prescribing patterns against managed care and insurance plan protocols. Through the patient history, physicians will be able to review a patient's medication history and prescribe appropriately based on the patient's previous response to treatment. The patient will have access the same information from a secure, password protected section of the consumer web site.

CLINICAL SERVICES

eMD completes its solution to the physician by focusing on clinical outcomes through our clinical services division and by offering services for education, compliance monitoring and clinical studies awarded through grants.

Patient Compliance Monitoring

eMD's customer care center is staffed with physicians, clinical pharmacists and other medical professionals who are available to answer questions from patients regarding their medications and conditions. The customer care center proactively contacts patients to ensure that they have received their prescriptions and are taking them correctly. If a patient is experiencing side effects or other problems with the medication, eMD professionals contact the patient's physician. As refills are due, a proactive call is made to remind patients of their refills. The success of this program is instrumental in driving down healthcare costs for providers, hospitals and insurance companies.

Grants and Sponsorships

The clinical services division provides services such as compliance monitoring, clinical studies, clinical trials and education programs which will be sponsored through grants from private and governmental sources, although no educational grants have been received by the Company at the present time. After a clinical trial is completed, the initial sponsor may continue funding for ongoing compliance and education services related to the specific disease or medication. The publication of these studies, additionally, underscores eMD's commitment and credibility.

Consumer Oriented Web Site

eMD hosts a consumer healthcare web site that is chronic disease and wellness focused. The website includes lab services, online health centers for self-education and an online store. Promoting the physician/patient relationship, the site gives the patient access to the same information charted by the physician and allows for safe and convenient management of refills.

LabAmerica

LabAmerica is an internet-based medical laboratory testing service with more than 1,400 locations nationwide. LabAmerica has three distinct focuses --- corporate wellness and drug testing programs for employers as well as an offering direct to consumers. Consumers seeking healthcare can now supplement care from their physician without an office visit by ordering their own blood, urine and other laboratory tests online with results within 24 hours. We offer 14 different tests that screen for chronic, modifiable and preventable diseases.

Health Centers

The Company's web site is filled with more than thirty health centers of content directed to consumers either suffering from chronic diseases such as asthma, allergies and heart disease or interested in wellness advice. eMD sees the consumer side of its web site, including the health centers, as support for its overall solution to the physician and the consumer. Currently, we do not generate revenue from the advertising on the consumer website in order to give the physician and consumer quality, unbiased medical content. However, medical content that is developed for our web site is licensed to other companies for private branding.

EMD REVENUE MODEL

eMD is still in the developmental stage with little or no material level of revenues to date. eMD anticipates that it will produce revenue from the following sources:

POINT OF CARE MEDICATION MANAGEMENT SOLUTION

Transaction Fees

The Point of Care Medication Management solution will be strategically placed in the physician's office where the majority of all healthcare transactions originate. There are several sources that provide revenue opportunities for eMD based on transaction processing. The eMD network of pharmacies will pay transaction fees for the successful delivery of legible prescriptions and the provision of a communication pathway that allows the pharmacy to be closely linked with the physician's office. A bi-directional communication channel will be created through the use of the pharmacy view of the same data captured in the point of care solution. The pharmacist will, in the future, have the ability to directly communicate to the physician and the clinical staff in order to request refills and to receive important messages.

Other transactional revenue sources include Managed Care Organizations (MCOs) and Pharmacy Benefit Managers (PBMs). These entities, although different, share the same desire to automate the formulary and prescribing process to provide more efficient delivery, better outcomes and in turn lower cost. Both the MCOs and PBMs pay transaction fees for pre-authorizations (automation of the pre-approval process for drugs off formulary or covered by special benefit options), formulary automation, compliance initiatives, and prescription and injectible orders.

eMD also receives transaction fees from strategic partners where automation of desired functions are performed by eMD solutions. These include automation of injectible orders to the managed care preferred provider or automation of a formulary for a complex partner such as hospice organizations. In addition, the pharmaceutical industry pays transaction fees for services associated with driving brand product recognition to not only the physician's office but to the consumers through compliance. The pharmaceutical industry is grappling with the need to prove desired outcomes due to proper management of prescription medications. eMD's ability to track and monitor compliance and subsequently aggregate data in a publishable format is very attractive to the pharmaceutical industry.

Transaction-based revenue streams provide a solid basis for long-term revenue. eMD intends to aggressively solidify relationships with additional business partners for future growth and additional transactions.

Prescription Sales

eMD pharmacy is an option to patients whose physicians utilize the point of care medication management solution. The pharmacy was designed for patients' convenience. It is most often the option of choice for patients participating in clinical or compliance studies. Because eMD operates its own pharmacy, we are uniquely positioned to understand the legal aspects of medication management and can further service physicians by providing additional insight and services that competitors do not. Currently the eMD pharmacy is licensed in 44 states and has over 70 managed contracts covering over 167 million lives. In the states where eMD is not licensed, we have established business partners to fill the prescriptions. eMD derives revenue from prescriptions filled in our pharmacy.

Clinical Services Division

This area distinguishes eMD from its competitors. Healthcare experts in this division have created unique services to extend the potential of the physician to improve patient outcomes, while decreasing physician workload.

Patient Compliance and Clinical Study Programs

The patient compliance program involves contacts with patients to ensure that the medication is received, is being taken correctly, there are no side effects and also place reminder calls when refills are due. Clinical studies leverage aspects of this compliance program but additionally monitor patient's results when following a designated protocol that includes educational components. A formal statistical analysis is used to summarize the results of the studies. These programs generate revenue from charges to pharmaceutical companies and other interested parties.

Consumer Oriented Web Site

The Company expects that the consumer web site will produce revenue from LabAmerica, a web-based healthcare company that provides medical laboratory testing through locations nationwide. Additionally, medical content that is developed for our web site is licensed to other companies to compliment their Internet strategies.

Consumer Website

eMD's web site is filled with content that is directed to consumers suffering from chronic diseases. The web site is also designed to provide a communication pathway between the physicians and patients. The "My Medical History" section of the web site allows patients to view the information captured as a by-product of prescriptions written through the point of care medication management solution. Patients can update their physician on their current medical and prescription history through this secured communication channel. The web site also features an on-line store where over-the-counter drugs can be purchased as well as a serving as fulfillment center for prescription drugs. eMD receives revenue from the sale of products and prescriptions through the consumer web site.

LabAmerica

LabAmerica has three distinct focuses - corporate wellness and drug testing for employer groups as well as a direct to consumer approach.

         - A corporate wellness initiative is complemented by eMD's ability to provide a full Internet strategy that provides an essential ongoing educational component. A complete health risk assessment including a full wellness panel provides the basis for ongoing education. Employees also have the ability to self direct lab tests for a variety of health screenings. The corporate wellness services provide an ongoing revenue stream for eMD not only on lab transactions but also through the licensing of content and educational programs.

         -        eMD also provides drug screening for corporations.
         Corporations can submit their drug screening requests via their own branded Internet site. The individual being screened can go to an authorized collection facility of their convenience. eMD has access to laboratory locations nationwide. eMD provides the medical review officer who reviews and signs off on all drug screenings and returns the results directly to the employer through their branded Internet site. eMD derives revenue from each drug screen performed.

         -        LabAmerica is an Internet-based medical lab testing service.
         Consumers seeking healthcare can order their own blood and urine tests online without a trip to the doctor's office. LabAmerica is primarily focused on disease categories that are modifiable and preventable if diagnosed and treated early. Since many consumers are taking more control of their healthcare, eMD believes consumers who want a quick and efficient way to obtain information of interest or concern will utilize LabAmerica frequently.

EMPLOYEES

    The Company on June 30, 2000 had one hundred and five employees. Five of these employees are executive officers, five are involved in research and development, thirty three are in marketing and sales, thirty are in information technology, website and content development, eight are in medical and pharmacy and twenty four are in operating, administrative and clerical functions.

ITEM 2.  PROPERTY

         During fiscal year 2000, the Company, entered into a contract to lease 55,300 square feet in a free standing building in a high-tech executive office park. The facility is located at 5655 Peachtree Parkway Norcross, Georgia. This building contains offices, meeting rooms, computer facilities, and a pharmacy.. The Company believes that these facilities are adequate for its present and anticipated needs. In addition, the Company currently leases a 6,900 square foot facility which contains meeting rooms and an organic chemistry lab with a biological storage area located at 4405 International Blvd., Suite B109, Norcross, Georgia.

ITEM  3.  LEGAL PROCEEDINGS

         See Commitments and Contingency footnote attached to the Financial Statements thereof.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From September 30, 1998, the effective date of BioShield Technologies, Inc. ("BSTI") initial public offering, to March 30, 1999, BioShield Technologies, Inc.'s common stock was traded in the form of units which contained two shares of common stock and two warrants under the symbol "BSTIU". Since March 30, 1999, BioShield Technologies, Inc.'s common stock ("Common Stock") has been publicly traded in the NASDAQ Small Cap Market on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "BSTI" and its warrants have traded under the symbol "BSTIW". Effective February 22, 2000 the Company called all outstanding publicly traded warrants.

         The following table sets forth the range of the Common Stock on NASDAQ for the fiscal quarters indicated, as reported by NASDAQ.


               QUARTER ENDED                             HIGH BID        LOW BID
               -------------                             --------        -------
               September 30, 1999 ................        $15.69          $ 8.25
               December 31, 1999 .................        $12.00          $ 8.50
               March 31, 2000 ....................        $40.00          $16.00
               June 30, 2000 .....................        $18.63          $ 9.50

         Prices represent final daily transactions between dealers without retail mark-up, markdown or commissions, and may not represent actual transactions.

         As of June 30, 2000, the Company had approximately 51 shareholders of record. This does not include shareholders who hold stock in their accounts at broker/dealers.

         The Company has not paid cash dividends on its common stock in the past and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         BioShield Technologies, Inc. ("BSTI") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. BioShield is currently selling and marketing cleaning and deodorizing products. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms. The Company has continued to successfully build brand recognition and market penetration of its new "OdorFree(TM)" product line. This brand is competing in the multi-million dollar odor elimination packaged goods category. The national rollout is proceeding on a strategic basis by establishing its market presence within each individual market. Currently OdorFree(TM) is sold through several super market chains.

         On April 7, 1999, the Company created a subsidiary to develop electronic commerce via the Internet. Electronic Medical Distribution,

Inc. ("the subsidiary", doing business as "eMD.com"), seeks to integrate four product offerings for providers (point of care medication management, electronic medical records, pharmaceutical fulfillment and pharmaceutical care services) with a comprehensive Internet based product and healthcare website. eMD.com launched its consumer and physician web site in early January 2000.


FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Years Ended June 30, 2000 and 1999

         The Company's revenue increased to $946,000 for the fiscal year ended June 30, 2000, from $305,000 for the fiscal year ended June 30, 1999. The increase was attributable to an increase in the distribution of the OdorFree(TM) product, primarily in the mid and southwestern United States, along with the introduction of two sizes of Hypoallergenic OdorFree(TM). The Company also gained new market penetration in the northern and southeastern United States. As of June 30, 2000, the Company had distributed its products in over 6,000 retail outlets. Gross profit of $305,000 for the fiscal year ended June 30, 2000 represents 33% of net sales as compared to $116,000, or 38% of net sales, for the fiscal year ended June 30, 1999. The decrease in gross margin is a result of the change in product mix and packaging year over year. During the fourth quarter of fiscal 2000, certain of the Company's customers purchased abnormally high levels of the Company's antimicrobial products.

         Cost of sales was $641,000 or 67% of sales and $189,000 or 62% of sales for the fiscal years ended June 30, 2000 and 1999, respectively. The higher cost of sales in fiscal 2000 was attributable to higher sales of the Hypoallergenic OdorFree(TM) product during the period, partially offset by efficiencies attained in the production of the Company's antimicrobial products.

         The Company's research and development expenses increased to $845,000 for the year ended June 30, 2000 from $718,000 for the year ended June 30, 1999. The increased expenses related primarily to formulation development costs of the Company's antimicrobial products and other products under development in medical and clinical trials combined with development cost to paid to other parties. All related research and development expenses for the fiscal year ended June 30, 2000 were directly related to BioShield Technologies, Inc.

         Web site development cost net of related amortization in the amount of $3,761,000 were directly related to eMD.com. This includes third party programming, software and hardware purchases which was captured and capitalized as of June 30, 2000 with amortization of costs over a three year period.

         Marketing and selling expenses increased to $6,119,000 for the year ended June 30, 2000 from $781,000 for the fiscal year ended June 30, 1999. The increase was attributable primarily to initial expenses in eMD and an increase in marketing program cost and other cost associated with the antimicrobial products. Marketing and selling expenses also increased due to an increase in personnel and personnel related costs which is a result of the full impact of the presence of eMD and the Company's expanded sales and marketing organization. Marketing and selling expenses related to BioShield were $3,368,000 for the year ended June 30, 2000, an increase of $2,587,000 from

$781,000 incurred during the same period in the previous year. This increase relates principally to the rollout of the OdorFree product line, repackaging efforts and other one-time setup charges for certain retail accounts related to slotting charges. Marketing and selling expenses related to eMD.com totaled $2,751,000 for the year ended June 30, 2000 as compared to zero for the same period in prior year (eMD.com began operation in April 1999). The increase is a result of pre-selling activities targeting physicians and physician groups in support of the new website. Significant costs include initial development of marketing materials and costs related to continuous technological improvement and testing of the web site.

         General and administrative expenses increased to $18,548,000 for the year ended June 30, 2000 from $2,068,000 for the year ended June 30, 1999. General and administration expenses for BioShield were $6,176,000, an increase of $4,408,000 over the same period the prior year. These higher costs related primarily to an increase in personnel and personnel related cost to improve market share. There were no borrowings or interest expense incurred for the fiscal year ending June 30, 2000. General and administrative expenses related to eMD.com totaled $12,372,000 for the year ended June 30, 2000 from $300,000 for the year ended June 30, 1999 (eMD.com began operation in April 1999). These higher costs related to an increase in personnel and personnel related costs, legal and regulatory fees, consulting services and facility costs.

         As a result of the reasons set forth above, the Company generated a net loss of ($24,590,000) or $(2.95) per common share for the year ending June 30, 2000 compared to a net loss of ($3,290,000) or $(0.57) per common share for the year ended June 30, 1999. Cumulative losses from the inception of the Company to June 30, 2000 totaled ($27,880,000) or ($3.66) per common share.

Years Ended June 30, 1999 and 1998
         Fiscal year 1999 net sales of $305,000 were 34% lower than fiscal year 1998 net sales of $462,000. Sales in 1998 were higher because of initial shipments of new products to chain store customers which created an initial surge in sales to fill the pipeline. During 1999 sales of certain products were suspended pending resolution of the EPA's claim that the labeling for certain products were outside of prior EPA approvals received. This resulted in the recall and relabeling of certain products. The Company also made initial shipments to certain industrial customers in fiscal 1998.

         Gross profit was $116,000 in fiscal year 1999, or 38% of net sales as compared to $308,000 for fiscal year 1998, which was 67% of net sales. This decrease was due primarily to the recall and relabeling of certain products as required by the EPA and to a shift in product mix weighted more toward the retail market, which traditionally has a lower profit margin than the industrial market.

         Marketing and selling expenses were $781,000 in fiscal year 1999 compared to $473,000 in fiscal year 1998. This change represents an increase of $308,000 or 39% over fiscal 1998. The increase reflects the investment made in additional staff and related expenses to support the retail and private label sales program as well as an increase in advertising and media production costs associated with the initial phases of the OdorFree(TM) product line rollout.

    General and administrative expenses for fiscal 1999 were $2,068,000, a 95% increase over fiscal 1998 expenses $1,060,000. These higher costs were primarily due to an increase in staff and expenses associated with building the Company's corporate infrastructure and the start-up and organization costs directly related to eMD.com, Inc. Included in eMD.com start-up expenses was approximately $165,000 related to web site development and $300,000 related to increased staffing and legal costs of organization.

    Research and development expenses in fiscal year 1999 were $718,000 compared to $232,000 in fiscal 1998. The $486,000 increase was due to additional staff and costs associated with ongoing projects and testing related to future EPA filings and applications.

         Other income (expense) increased from $(15,000) in fiscal 1998 to $160,000 in fiscal 1999. During fiscal 1999, the Company recognized royalty fees of $75,000 and income from the sale of certain research and development of $16,000. This income was the result of an exclusive sales and distribution agreement with a third party entered into during 1998.

         Interest and dividend income in fiscal 1999 was $102,000. This represents a $99,000 increase over fiscal 1998 interest income of $4,000. The increase was due to a larger invested cash balance as a result of proceeds from the initial public offering completed in September, 1998.

         Interest expense was $17,000 in fiscal year 1999 compared to $18,000 in fiscal year 1998. The interest expense relates mainly to interest paid to private note holders who loaned an aggregate of $450,000 to the Company in the third and fourth quarters of 1998. All such notes were repaid from proceeds of the initial public offering during the second quarter of fiscal 1999.

         As a result of the reasons set forth above, the Company generated a net loss of ($3,290,000) or ($ 0.57) per common share for the year ended June 30, 1999 compared to a net loss of ($1,472,000) or ($0.33) for the year ended June 30, 1998. The Company generated a cumulative net loss from inception to June 30, 1999 of ($5,632,000) or ($1.22) per common share.

LIQUIDITY

         At June 30, 2000, the Company had cash and cash equivalents totaling $6,173,000 compared to $2,501,000 at June 30, 1999. The increase in cash of $3,672,000 is primarily due to redemption of the outstanding warrants attached to the Company's initial public offering which expired February 22, 2000 for $8,402,000, completion of convertible series A and series B preferred stock offerings totaling $14,000,000 in January 2000 and June 2000 and a $2,000,000 put on the Company's existing equity line in May 2000. The redemption of the publicly traded warrants, the put to the equity line of credit and the private placement of series A and B preferred stock raised $58 million in the calendar year 2000 to fund operations into calendar year 2001.

         The Company's primary uses of cash to date have been in operating activities to fund research and development including clinical trials, and marketing and selling and general and administrative expenses. As of June 30, 2000, the Company's investment in equipment, website development cost and leasehold improvement, net of depreciation and amortization was $5,778,000. During the year ended June 30, 2000, the Company spent $5,132,000 in capital expenditures. The Company has approximately $8 million available to draw upon at June 30, 2000 based upon existing equity lines of credit, and an additional $ 50 million available upon the effectiveness of a registration statement covering the issuance of additional shares.

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to borrow, raise capital in the public equity markets, and generate substantial growth in sales of its antimicrobial products combined with transaction, prescription and internet lab testing through its majority owned subsidiary, eMD.com.

         The Company however, expects to continue to have a substantial need to fund operating losses and the purchases of additional capital equipment for an indefinite period. Accordingly, the Company will be required to obtain additional capital in the near future. The development of eMD.com, as well as commercialization of the parent company's antimicrobial products will require additional capital. The Company is actively seeking to obtain additional funds through public or private equity or debt funding, strategic collaborative agreements, or from other sources. The Company's failure to generate substantial growth in the sales of its antimicrobial and its e-commerce healthcare products; progress in research and development programs; the cost and timing of seeking regulatory approvals of the Company's product under development; the Company's ability to manufacture products at an economically feasible cost; cost in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital prior to obtaining positive cash flows and substantial delay or reduction of the scope of business. In the event the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or issuance of debt securities, issuance of equity securities, or through private placements. Moreover, there can be no assurance that the Company or eMD.com will be successful in its efforts to obtain additional capital, and that capital will be available on terms acceptable to the Company or eMD.com or on terms that will not significantly dilute the interests of existing shareholders.

FORWARD-LOOKING STATEMENTS

         When used in this form 10-KSB, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

YEAR 2000 ISSUES

         The Company experienced no adverse effect from the Year 2000 millennium bug. All operations have proceeded without incident.

MANAGEMENT CHANGES

         During the quarter ended March 31, 2000 the Company completed termination negotiations with Timothy Hyerdal, former Chief Financial Officer for BioShield Technologies. Subsequent to June 30, 2000, the Company completed negotiations with Jacques Elfersy regarding his resignation from the Company's Board of Directors effective June 21, 2000 and concluding his day to day responsibilities as an employee as of August 1, 2000.

SUBSEQUENT EVENTS

         On July 3, 2000, BioShield Technologies, Inc. announced that it would acquire AHT Corporation and integrate AHT into its eMD.com Internet Healthcare Subsidiary. It was expected that the combined entity would offer comprehensive Internet clinical transaction services. Subsequently, AHT sued the Company and certain of its officers alleging breach of contract and asserting damages of approximately $ 70 million. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000 AHT Corporation filed for protection from its creditors under Chapter Eleven of the Federal Bankruptcy Code. In conjunction with the filing and previous discussions with AHT Corporation, and effective September 22, 2000, the Company has agreed to provide AHT with up to $
1.5 million in emergency financing and to purchase the assets of AHT Corporation for approximately $15 million -- $12 million in cash and approximately $3 million of the Company's restricted common stock -- in exchange for stay and subsequent dismissal of the lawsuit with prejudice.

         On July 11, 2000, BioShield Technologies, Inc. announced that it would acquire up to 85% of the issued and outstanding common stock of Arrow-Magnolia Corporation for a combination of stock and cash, and integrate Arrow-Magnolia into its professional division. Subsequently, on September 22, 2000, the parties amended their agreement to provide for payment for the Arrow-Magnolia shares in cash. The Company will offer $5.00 per share for each outstanding share of Arrow-Magnolia Corporation. The total transaction is valued at approximately $17.5 million.

         In September, 2000, eMD entered into a strategic alliance with RapidRx, an operator of closed-door pharmacies. Under the terms of the Agreement, eMD agreed to purchase a minority interest in RapidRx, as well as provide its PMS medication management and prescription writing services to RapidRx' pharmacies. RapidRx has agreed to use the proceeds of eMD's investment to accelerate the development of its pharmacy sites and to use eMD an its exclusive vendor for electronic and wireless prescription transmission.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Pronouncements

In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2 Accounting for Web Site Development Costs. The consensus addresses how an entity should account for costs incurred to develop a web site. This consensus is effective for fiscal quarters beginning after June 30, 2000, with earlier adoption encouraged. The Company has adopted EITF Issue No. 00-2 for its fiscal year ended June 30, 2000. During 2000, the Company capitalized approximately $4,470,317 and expensed approximately $ related to web site development .

Recently Issued Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by July 1, 1999, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded as either assets or liabilities on the balance sheet and measure those instruments at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative as part of a hedge transaction and, if it is, the type of hedge transactions. In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued, amending the effective date of SFAS 133 to all fiscal quarters beginning after June 15, 2000.

In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. The consensus addresses when sales incentive and discounts should be recognized and where the related revenues and expenses should be classified in the financial statements. This consensus is effective for reporting periods beginning after May 18, 2000.

The adoption of these two pronouncements is not expected to have a material effect on the Company's results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS

         The financial statements are set forth on pages F-1 through F-16 attached as an exhibit to this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No response required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table sets forth certain information regarding the directors, executive officers, and significant employees of the Company:


               NAME                                          AGE              POSITION
               ----                                          ---              --------
               Timothy C. Moses .......................      43      Chairman of the Board, President,
                                                                     Chief Executive Officer and Director

               Carl T. Garner .........................      51      Director, Member of the Audit
                                                                     and Compensation Committees


               Edward U. Miller .......................      36      Director and Chief Operating
                                                                     Officer of Bioshield


               Martin Savarick ........................      61      Director, Member of the Audit
                                                                     and Compensation Committees

               Hugh R. Lamle ..........................      55      Director, Member of the Audit
                                                                     and Compensation Committees

               Geoffrey L. Faux .......................      44      President of eMD.com

               Scott Parliament .......................      43      Chief Financial Officer, Treasurer and
                                                                     Secretary


         Mr. Timothy C. Moses, a Director and Founder, is the Company's Chairman, President, and Chief Executive Officer. For over a decade, Mr. Moses has been an independent businessman and entrepreneur. His career has spanned from sales and marketing to Director of Securities and Investment. He has developed knowledge in the chemical and chemical siloxane industry and business since leaving his former employer, Dow Corning Corporation in 1986, where he acted as liaison between management and technical sales in the role of new product planning and launches. As President of his former Company, DCI, Inc., a silicone and siloxane based technology Company, Mr. Moses was instrumental in seeking and raising of investment capital as well as Director of Marketing and Sales to clients on a direct basis. Mr. Moses co-developed a new antimicrobial silicone based coating system for textile applications and coordinated sales from the European Economic Community countries to the United States. Mr. Moses is also a co-inventor of three inventions for which patent applications have been granted the Company on its core antimicrobial technologies. Mr. Moses is a graduate of a division of Georgia Institute of Technology where he received his B.S. degree in 1980.

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

         Martin Savarick joined the board of directors of BioShield in 2000. He is currently president of Savarick Consulting Group, Inc., a marketing and management consulting firm. He has been the chairman of the board, president, and chief executive officer of two publicly traded companies -- Beacon Photo Service, Inc. and Imprint Products, Inc. Both companies dealt with retail customers throughout the United States exclusively on a mail-order basis. The companies employed various innovative marketing techniques to advertise and sell its products. Mr. Savarick also served as president of a fund raising organization and of a direct mail marketing consulting firm. He graduated from Rider University in 1960 with a degree in marketing.

         Edward U. Miller joined the board of directors of BioShield in January 2000 and became Chief Operating Officer of BioShield in September 2000. Mr. Miller was the chief operating officer of Summit Marketing Services, a fully integrated marketing company serving many Fortune 500 clients. Prior to Summit, Mr. Miller was an investment banker with First Union Securities and Merrill Lynch focusing on mergers and acquisitions. Before Mr. Miller's career in investment banking, he was a tactical jet pilot in the U.S. Navy, where he served in the Persian Gulf. Mr. Miller has a bachelor of science degree in mathematics from the U.S. Naval Academy and a masters degree in business administration from Harvard Business School.

         Hugh. R Lamle joined the board of BioShield in 2000. Mr. Lamle is executive vice president and a principal of M.D. Sass Investor Services, Inc., and is a registered investment advisor. He is also president, chief investment officer and chief executive officer of Chase and MD Sass Partners, a joint venture between Chase Manhattan Bank and M.D. Sass Investors. He is also a director of coolsavings.com, a publicly traded incentive marketing company. Mr. Lamle holds a bachelor of arts in political science and economics and a masters degree in business administration in finance and investments from Baruch College of the City University of New York.

         Scott Parliament joined BioShield as its chief financial officer in 2000. Mr. Parliament has a 20-year track record of working with development stage public companies, including internet start-ups. Mr. Parliament has been the president of Internet Affinity Groups, Inc., which facilitates web-based marketing solutions for affinity groups, and interim chief financial officer of Consumer Financial Network, an internet financial products integrator and subsidiary of iXL. Mr. Parliament has also held senior positions with Parlon Ventures, Ltd., National Steel Service Center Inc. and BDO Seidman. He received his bachelor of science degree in accounting from Ferris State University in 1980 and became a certified public accountant in 1984.

         Geoffrey Faux was hired as the President of eMD in 2000. In that role, he has responsibility for all eMD day-to-day operations, as well as implementation of eMD's business plans and strategy. Prior to joining eMD, Mr. Faux was the president of Orthodontic Centers of America, a New York stock exchange listed company. Mr. Faux also brings several years of investment banking experience to his post, including responsibility as a director of Prudential Securities southeast investment banking group. Mr. Faux received his masters degree in business administration from the University of Chicago.

         The Company's directors are divided into three classes which serve staggered three-year terms or until their successors have been duly elected and qualified. Currently, Martin Savarick is serving in Class I with a term ending at the Company's 2000 annual meeting of shareholders, Carl T. Garner and Edward
U. Miller are serving in Class II with a term expiring at the Company's 2000 annual meeting of shareholders, and Hugh Lamle and Timothy C. Moses are serving as Class III directors with a term expiring at the 2000 annual meeting of shareholders. The Company currently pays directors who are not employees of the Company a fee of (i) $1,000 per regularly scheduled Board meeting attended (or $250 for participation in a regularly scheduled Board meeting by conference telephone) and (ii) $12,000 annually. The Company also reimburses all directors for their expenses in connection with their attendance at such meetings.

         The board of directors has two standing committees. The audit committee recommends BioShield's independent auditors and reviews the results and scope of audit and other accounting-related services provided by the auditors. Currently, Mr. Garner, Mr. Savarick and Mr. Lamle are members of the audit committee. Mr. Garner Mr. Savarick and Mr. Lamle are also members of the board's compensation committee, which administers the stock option and incentive plans as well as other executive compensation matters.

         Officers are elected annually by the board of directors and serve at the discretion of the Board.

         The Company currently maintains a $1,000,000 key man life insurance policy on the life of Mr. Moses.

ITEM 10.  EXECUTIVE COMPENSATION

         The following table sets forth for the three years ended June 30, 2000, compensation paid by the Company to its Chairman of the Board, Chief Executive Officer, and Director, its former Co-Chairman of the Board, Senior Vice President, and Director, Vice President of Sales and Marketing, and the President of its eMD subsidiary. None of the Company's other executive officers had annual compensation in excess of $100,000 for services rendered during any of the three years ended June 30, 2000, 1999 or 1998.



                                            SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM COMPENSATION
                                                                                 ------------------------------------
                                                                                          AWARDS
                                                                                 ------------------------
                                             ANNUAL COMPENSATION                                            PAYOUT
                              ------------------------------------------------                              ------
                                                                   OTHER       RESTRICTED   SECURITIES
                                                                  ANNUAL          STOCK     UNDERLYING       LTIP       ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR       SALARY     BONUS    COMPENSATION      AWARDS    OPTIONS/SARS     PAYOUTS    COMPENSATION
---------------------------   --------  ----------   -------  --------------   ----------  ------------     -------    ------------
Timothy C. Moses...........     2000      250,000      --         18,600           --                         --            --
 Co-Chairman of the Board,      1999      140,000      --         10,000           --           150,000       --            --
 President, Chief Executive     1998      120,000      --             --           --             --          --            --
  Officer and Director
Jacques Elfersy............     2000      250,000      --         18,600           --                         --            --
 Former Co-Chairman of the      1999      140,000      --         10,200           --           150,000       --            --
  Board,
 Executive, Vice President,     1998      120,000      --             --           --             --          --            --
   and Director

EMPLOYMENT AGREEMENTS

         The Company has entered into an Employment Agreement, dated January 1, 1998, with Mr. Moses. The agreement has an initial term commencing January 1, 1998, and expiring December 31, 2003. However, the remaining term of the agreement will be extended automatically for one year on each July 1, beginning July 1, 2001, so that the agreement expires three (3) years from such date, unless either party notifies the other party in writing of an intent not to renew at least ninety (90) days prior to the applicable July 1st. Under the agreement, Mr. Moses is required to devote his full business time to the affairs of the Company. The agreements also contain certain non-compete provisions, which provisions a state court may determine not to enforce or only to partially enforce.

         The agreement currently provides for a base salary at the rate of $250,000. The base salary is then subject to increase, but not decrease, as of January 1 of each year during the term of the agreement as determined by the Company's Board of Directors. The agreement also provides for an annual performance bonus based upon a matrix of dollar sales levels and dollar before-tax profitability. Cells within the matrix represent specific combinations of sales and profits, with performance falling within a particular cell resulting in a bonus expressed as a percent of base salary. This matrix, which allows for bonuses running from 0% to 150% of base salary, is constructed to reward the executive for reaching specific combinations of sales and profit levels with higher sales and profit resulting in a larger bonus. The maximum amount paid pursuant to the matrix cannot exceed $50,000 per year.

         In addition, the agreement provides a severance package in the event the executive is terminated other than for cause (as defined) or the executive terminates his agreement for good reason (as defined) an amount equal to the sum of (A) the greater of two (2) years of the base salary applicable to the executive on the date of termination or the base salary (assuming no increases) payable for remaining term of his agreement assuming no termination, plus (B) two (2) times the average of the annual bonuses paid or payable to the executive during the term of his agreement, payable in six (6) equal, consecutive monthly installments commencing no later than thirty (30) days after the date of termination. In addition, all outstanding options, stock grants, share of restricted stock or any other equity, incentive compensation shall be and become fully vested and nonforfeitable and the executive and the executive's family will be entitled to receive welfare plan benefits (other than continued group long-term disability coverage) generally available to executives with comparable responsibilities or positions for a period of two (2) years from the date of termination at the same cost to the executive as is charged to such executives from time to time for comparable coverage.

         eMD has entered into an employment agreement with GeoffreyFaux, the President of eMD. The Agreement has a three year term through April , 2003, and provides for an annual salary of $ 250,000, as well as a bonus that is dependent upon the financial performance of eMD and the achievement of certain other milestones related to the development of eMD. The Agreement requires Mr. Faux to devote all of his business time to the affairs of eMD, and contains certain non-compete and no -solicitation provisions which a state court may determine not to enforce or only partially enforce. In addition, the Agreement provides for the grant of a number of incentive stock options to purchase the common stock of eMD, as well as a severance package requiring eMD to pay Mr. Faux his then-current salary for as long as one year following his termination without cause by the Company (as that term is defined in the Agreement).


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

STOCK OPTION PLANS

         In December 1997, the board of directors adopted and the shareholders of the Company approved the 1997 Stock Incentive Plan. The board of directors and shareholders approved the 1996 Directors Stock Option Plan in 1996 and amended on the plan in December 1998. The incentive plan was amended by the board of directors in December 1998 to increase the number of shares which could be issued thereunder to 1,200,000, and subsequently amended by the Board of Directors to further increase the number of shares issuable thereunder to 2,000,000.

In May 1999, the Company registered the shares subject to the incentive plan with the Commission on Form S-8.

TERMS OF INCENTIVE PLAN

The incentive plan provides the Company with increased flexibility to grant equity-based compensation to key employees, officers and consultants of the Company. The purpose of the incentive plan is to: (i) provide incentives to stimulate individual efforts toward the Company's long-term growth and profitability; (ii) encourage stock ownership by officers, key employees and consultants by enabling them to acquire a proprietary interest in the Company in the form of shares of common stock or to receive compensation based on appreciation in the value of the common stock; and (iii) provide a means of obtaining, rewarding and retaining key personnel. The Company has reserved 2,000,000 shares of common stock for issuance pursuant to awards that may be made under the incentive plan. Employee stock option transactions for BSTI for the years ended June 30, 2000, are summarized as follows:

                                             Year ended
                                           June 30, 2000
                                         -----------------

                                                Weighted Average
                                      Shares         price
                                     --------   ----------------
   Outstanding, beginning of
     year                             820,000       $   5.87
 .  Granted                            173,500          10.56
   Exercised                         (153,000)          4.15
   Forfeited                         (200,000)          6.30
                                     --------       --------

   Outstanding, end of year           640,500       $    7.41
                                     ========       ========

         The nature, terms and conditions of awards under the incentive plan will be determined by the board of directors compensation committee. The members of the committee are selected by the board of directors. The current members of the committee are Messrs. Garner, Savarick and Lamle. The incentive plan permits the committee to make awards of common stock, incentive or non-qualified stock options with the following terms and conditions:

         Terms and Conditions of all Stock Incentives. The number of shares of common stock as to which a stock incentive may be granted, will be determined by the committee in its sole discretion. Each stock incentive will either be evidenced by a stock incentive agreement or stock incentive program, in each case containing such terms, conditions and restrictions as the committee may deem appropriate. Stock incentives are not transferable or assignable except by will or by the laws of descent and distribution and are exercisable only by the recipient during his or her lifetime or by the recipient's legal representative in the event of the recipient's death or disability.

         Stock Awards. The number of shares of common stock, subject to a stock award and restrictions or conditions on such shares, if any, will be determined by the committee. The committee may require a cash payment from the recipient in an amount no greater than the aggregate fair market value of the shares of common stock awarded, as determined at the date of grant.

         Options. Options may be either incentive stock options, as described in
Section 422 of the Code, or non-qualified stock options. The exercise price of each option will be determined by the committee and set forth in a stock incentive agreement but may not be less than the fair market value of the common stock on the date the option is granted. The exercise price for an incentive stock option may not be less than 110% of the fair market value of the common stock on the date the option is granted. The exercise price may not be changed after the option is granted, and options may not be surrendered in consideration of, or exchanged for, a grant of a new option with a lower exercise price. Incentive stock options will expire 5 years after the date of grant. Non-qualified stock options will expire on the date set forth in the respective stock incentive agreement. Payment for shares of common stock purchased upon exercise of a option may be made in any form or manner authorized by the committee in the stock incentive agreement or by amendment thereto. In the event of a recipient's termination of employment, the option or unexercised portion thereof will expire no later than three months after the date of termination, except that in the case of the recipient's death or disability, such period will be extended to one year. The committee may set forth longer time limits in the stock incentive agreement, although in such cases incentive stock option treatment will not be available under the Code.

TERMINATION AND AMENDMENT OF THE INCENTIVE PLAN

         The board of directors may amend or terminate the incentive plan without stockholder approval at any time; provided, however, that the board may condition any amendment on the approval of the stockholders if such approval is necessary or advisable with respect to tax, securities or other applicable laws. No such termination or amendment without the consent of the holder of a stock incentive may adversely affect the rights of a holder under the terms of that stock incentive. The incentive plan was amended by the board in December of 1998, to increase the total number of shares that may be issued to 1,200,000 and to permit 5% or more shareholders/officers to participate in the plan, and subsequently amended by the board in June 2000, to increase the total number of shares that may be issued to 2,000,000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as of June 30, 2000 based upon information obtained from the persons named below, relating to the beneficial ownership of shares of common stock by (i) each person known to the Company to own five percent or more of the outstanding common stock, (ii) each director of the Company, and (iii) all officers and directors of the Company as a group.

                                                                                            PERCENT
                                                                                             OWNED
NAME AND ADDRESS                                                                              OF
OF BENEFICIAL OWNER(1), (3)                                                     SHARES       CLASS
---------------------------                                                    ---------   ---------
Timothy C. Moses(2)...................................................         1,662,930       19.8%

Jacques Elfersy(2)....................................................         1,407,013      16.75%

Carl T. Garner........................................................            80,000        *

Martin Savarick.......................................................           233,291        2.8%
Edward U. Miller......................................................            10,000        *
Hugh R. Lamle.........................................................            10,000        *
All officers and directors as a group (6 persons).....................         3,403,234      40.51%

---------------

     * Less than 1%

(1) A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants. Each beneficial owner's percentage ownership is determined by assuming that options held by such person (but not those held by any other person) and that are exercisable within 60 days from the date of this prospectus have been exercised as of June 30, 2000.

(2) Does not include 138,834 shares of common stock owned by each of the wives of Messrs. Moses and Elfersy for which each of them disclaim beneficial ownership.

(3) All Directors of the Company can receive mail and notifications at the Company's corporate headquarters address: 5655 Peachtree Parkway, Norcross, Georgia 30092

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

         Index to Exhibits.

                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                          BIOSHIELD TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                             June 30, 2000 and 1999

                                 C O N T E N T S



                                                                 Page
                                                                 ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F3

FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEETS                                F4

       CONSOLIDATED STATEMENTS OF OPERATIONS                      F5

       CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' EQUITY                                     F6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                      F8

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F10


                                       F2

               Report of Independent Certified Public Accountants




Board of Directors
BioShield Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BioShield Technologies, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioShield Technologies, Inc. and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.





Atlanta, Georgia
September 8, 2000, except for Note O for which the date is September 22, 2000


                                       F3

                   BioShield Technologies, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                                  June 30,
                                                      ----------------------------------
                                                          2000                  1999
                                                      ------------          ------------
CURRENT ASSETS
   Cash and cash equivalents                          $  6,172,914        $  2,500,561
   Marketable securities                                    28,000             103,250
   Accounts receivable                                     198,597             102,013
   Stockholders' subscription receivable                        --           4,798,750
   Inventories                                             103,456             151,403
   Prepaid expenses and other current assets               156,440             171,073
                                                      ------------        ------------
         Total current assets                            6,659,407           7,827,050

WEB SITE DEVELOPMENT AND OTHER
   PROPERTY AND EQUIPMENT, NET                           5,778,388             202,400

DEPOSITS AND OTHER LONG-TERM ASSETS                         96,186             194,293
                                                      ------------        ------------

                                                      $ 12,533,981        $  8,223,743
                                                      ============        ============


                                       F4

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                        June 30,
                                                                                          ----------------------------------
                                                                                               2000                1999
                                                                                          ------------           -----------
CURRENT LIABILITIES
   Contracts payable                                                                      $  1,429,254           $        --
   Accounts payable                                                                          1,106,958               597,877
   Officer loan payable                                                                        110,000                    --
   Accrued liabilities                                                                       1,209,000               195,044
   Accrued compensation                                                                        905,897                58,085
   Accrued interest payable                                                                         --                   839
                                                                                          ------------           -----------
         Total current liabilities                                                           4,752,109               851,845

MINORITY INTEREST                                                                            5,926,093             4,798,750

STOCKHOLDERS' EQUITY
   Contributed capital
     Preferred stock
       Series A Convertible Preferred Stock                                                         --                    --
       Series B Convertible Preferred Stock                                                 10,000,000                    --
     Common stock - no par value; 50,000,000 shares authorized; 8,354,073 and
       6,322,315 issued and outstanding at June 30, 2000 and 1999, respectively             20,472,038             7,336,318
     Additional paid-in capital                                                              3,492,600               870,900
                                                                                          ------------           -----------
                                                                                            33,964,638             8,207,218
   Accumulated other comprehensive loss                                                        (77,000)               (1,750)
   Accumulated deficit                                                                     (31,494,959)           (5,632,320)
   Less 35,000 shares of common stock in treasury -
     at cost                                                                                  (536,900)                   --
                                                                                          ------------           -----------
                                                                                             1,855,779             2,573,148
                                                                                          ------------           -----------

                                                                                          $ 12,533,981           $ 8,223,743
                                                                                          ============           ===========


The accompanying notes are an integral part of these statements.


                                       F5

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the years ended June 30,


                                                                          2000                  1999                  1998
                                                                     ------------           -----------           -----------
Net sales                                                            $    945,733           $   305,336           $   462,471
Cost of sales                                                             640,558               188,913               154,658
                                                                     ------------           -----------           -----------

     Gross profit                                                         305,175               116,423               307,813

Operating expenses
   Marketing and selling                                                6,118,677               780,566               472,945
   General and administrative                                          18,548,682             2,067,669             1,060,417
   Research and development                                               845,465               717,978               231,547
                                                                     ------------           -----------           -----------
                                                                       25,512,824             3,566,213             1,764,909
                                                                     ------------           -----------           -----------

         Loss from operations                                         (25,207,649)           (3,449,790)           (1,457,096)

Other income (expense)
   Royalty fees                                                                --                75,000                    --
   Interest and dividend income                                           138,003               102,134                 3,544
   Interest expense                                                            --               (16,960)              (18,377)
                                                                     ------------           -----------           -----------

                                                                          138,003               160,174               (14,833)
                                                                     ------------           -----------           -----------

         Net loss before income taxes and minority interest           (25,069,646)           (3,289,616)           (1,471,929)

Income tax (expense) benefit                                                   --                    --                    --
                                                                     ------------           -----------           -----------

         Net loss before minority interest                            (25,069,646)           (3,289,616)           (1,471,929)

Minority interest in loss of subsidiary                                   479,507                    --                    --
                                                                     ------------           -----------           -----------

         NET LOSS                                                     (24,590,139)           (3,289,616)           (1,471,929)

Inducements for issuance and redemption of preferred stock             (1,272,500)                   --                    --
                                                                     ------------           -----------           -----------

         NET LOSS APPLICABLE TO
           COMMON SHAREHOLDERS                                       $(25,862,639)          $(3,289,616)          $(1,471,929)
                                                                     ============           ===========           ===========

Net loss per common share
   Basic                                                             $      (3.66)          $     (0.57)          $     (0.33)
                                                                     ============           ===========           ===========

Weighted average common
   shares outstanding                                                   7,066,812             5,815,191             4,395,040
                                                                     ============           ===========           ===========



The accompanying notes are an integral part of these statements.



                                       F6

                   BioShield Technologies, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                For the years ended June 30, 2000, 1999 and 1998



                                                    Common stock              Preferred Stock               Preferred Stock
                                                    no par value                 Series A                       Series B
                                             --------------------------   -------------------------   -------------------------
                                                Shares         Amount       Shares         Amount        Shares       Amount
                                             -----------    -----------   -----------   -----------   -----------   -----------
Balance at June 30, 1997                       4,364,421    $   965,501            --   $        --            --   $        --

Net loss for the year ended June 30, 1998             --             --            --            --            --            --

Total comprehensive loss                              --             --            --            --            --            --
Proceeds from issuance of shares
   under private placement offering               30,619        187,500            --            --            --            --
Stock options issued for services
      rendered                                        --             --            --            --            --            --
Contributions to capital                              --             --            --            --            --            --
                                             -----------    -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1998                       4,395,040      1,153,001            --            --            --            --

Net loss for the year ended
  June 30, 1999                                       --             --            --            --            --            --
Unrealized loss on securities                         --             --            --            --            --            --

Total comprehensive loss

Proceeds from issuance of shares
   under initial public offering               1,300,000      5,102,794            --            --            --            --
Proceeds from exercise of stock
  warrants                                       612,275      1,065,523            --            --            --            --
Proceeds from exercise of stock options           15,000         15,000            --            --            --            --
Stock options issued for services rendered            --             --            --            --            --            --
Compensation related to previously issued
   options                                            --             --            --            --            --            --
Contribution to capital                               --             --            --            --            --            --
                                             -----------    -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1999                       6,322,315      7,336,318            --            --            --            --



                                                          Accumulated
                                            Additional       other                                 Common
                                             paid-in     comprehensive        Accumulated         stock in
                                             capital     earnings (loss)        deficit           treasury               Total
                                            ----------   ---------------      -----------        ----------           -----------
Balance at June 30, 1998                      $122,400   $         --         $  (870,775)       $       --           $   217,126

Net loss for the year ended June 30, 1998           --             --          (1,471,929)               --            (1,471,929)
                                                                                                                      -----------
Total comprehensive loss                                                                                               (1,471,929)
Proceeds from issuance of shares
   under private placement offering                 --             --                  --                --               187,500
Stock options issued for services
   rendered                                    156,650             --                  --                --               156,650
Contributions to capital                        50,000             --                  --                --                50,000
                                            ----------   ------------         -----------        ----------           -----------

Balance at June 30, 1998                       329,050             --          (2,342,704)               --              (860,653)

Net loss for the year ended
  June 30, 1999                                     --             --          (3,289,616)               --            (3,289,616)
Unrealized loss on securities                       --         (1,750)                 --                --                (1,750)
                                                                                                                      -----------
Total comprehensive loss                                                                                               (3,291,366)

Proceeds from issuance of shares
   under initial public offering                    --             --                  --                --             5,102,794
Proceeds from exercise of stock
  warrants                                          --             --                  --                --             1,065,523
Proceeds from exercise of stock options             --             --                  --                --                15,000
Stock options issued for services rendered      95,250             --                  --                --                95,250
Compensation related to previously issued
   options                                     121,600             --                  --                --               121,600
Contribution to capital                        325,000             --                  --                --               325,000
                                            ----------   ------------         -----------        ----------           -----------
Balance at June 30, 1999                       870,900         (1,750)         (5,632,320)               --             2,573,148



                                       F7

                   BioShield Technologies, Inc. and Subsidiary

                For the years ended June 30, 2000, 1999 and 1998



                                         Common stock             Preferred Stock                  Preferred Stock
                                         no par value                Series A                         Series B            Additional
                                      -------------------    ---------------------------     -------------------------     Paid-in
                                      Shares       Amount        Shares        Amount           Shares       Amount        capital
                                      ------    ----------   ------------   ------------     ------------ -------------  -----------
Balance at June 30, 1999
   (carried forward)                  6,322,315     7,336,318            --             --              --             --    870,900

Net loss for the year ended
  June 30, 2000                              --            --            --             --              --             --         --
Unrealized loss on securities                --            --            --             --              --             --         --

Total comprehensive loss                     --            --            --             --              --                        --


Proceeds from exercise of
 stock warrants                       1,644,236     9,053,150            --             --              --             --         --

Proceeds from exercise of
 stock options                           74,263        82,570            --             --              --             --  2,161,500

Stock warrants issued for
 services rendered                           --            --            --             --              --             --         --
Compensation related to
 stock options issued                        --            --            --             --              --             --    360,200

Contribution to capital                      --            --            --             --              --             --    100,000
Proceeds from issuance of
 shares under preferred
 stock agreement                             --            --           200      4,000,000              --             --         --
Conversion of preferred stock           213,259     2,000,000          (100)    (2,000,000)             --             --         --
Repurchase of preferred stock                --            --          (100)    (2,000,000)             --             --         --
Repurchase of common stock                   --            --            --             --              --             --         --
Proceeds from issuance of
 shares under equity credit
 agreement                              100,000     2,000,000            --             --              --             --         --
Proceeds from issuance of
 shares under preferred
 stock agreement                             --            --            --             --             500     10,000,000         --
                                    -----------    ----------   -----------   ------------     -----------    ----------- ----------
Balance at June 30, 2000              8,354,073   $20,472,038            --   $         --             500    $10,000,000 $3,492,600
                                    ===========   ===========   ===========   ============     ===========    =========== ==========


                                                    Accumulated
                                                        other                                 Common
                                                    comprehensive       Accumulated          stock in
                                                   earnings (loss)        deficit            treasury            Total
                                                   ---------------     ------------         ---------         -------------
Balance at June 30, 1999
   (carried forward)                                     (1,750)         (5,632,320)               --             2,573,148

Net loss for the year ended
  June 30, 2000                                              --         (24,590,139)               --           (24,590,139)
Unrealized loss on securities                           (75,250)                 --                --               (75,250)
                                                                                                              -------------
Total comprehensive loss                                                                                        (24,665,389)
                                                                                                              -------------

Proceeds from exercise of
 stock warrants                                             --                   --
                                                                                                   --             9,053,150
Proceeds from exercise of
 stock options                                               --                  --                --                82,570
Stock warrants issued for
 services rendered                                           --                  --                --             2,161,500
Compensation related to
 stock options issued                                        --                  --
                                                                                                   --               360,200
Contribution to capital                                      --                  --                --               210,000
Proceeds from issuance of
 shares under preferred
 stock agreement                                             --            (251,250)               --             3,748,750
Conversion of preferred stock                                --
Repurchase of preferred stock                                --            (300,000)               --            (2,300,000)
Repurchase of common stock                                   --                  --          (536,900)             (536,900)
Proceeds from issuance of
 shares under private placement                              --                  --                --             2,000,000
Proceeds from issuance of
 shares under preferred
 stock agreement                                             --            (721,250)               --             9,278,750
                                                   ------------       -------------       -----------           -----------
Balance at June 30, 2000                           $    (77,000)      $ (31,494,959)      $  (536,900)          $ 1,965,779
                                                   ============       =============       ===========           ===========




The accompanying notes are an integral part of these statements.


                                       F8

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the years ended June 30,


                                                             2000                1999                1998
                                                         ------------         -----------         -----------
Cash flows from operating activities:
   Net loss                                              $(24,590,139)        $(3,289,616)        $(1,471,929)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                          984,912              28,215              14,426
       Minority interest in loss of subsidiary               (479,507)                 --                  --
       Issuance of stock, stock options and stock
       warrants for services rendered                       2,521,700             216,850             156,650
       Changes in operating assets and
         liabilities:
           (Increase) decrease in:
              Accounts receivable                             (96,584)              8,068             (80,787)
              Inventory                                        47,947               6,381             (15,590)
              Prepaid expenses and
                other current assets                           14,633            (168,573)             17,568
              Deposits and other assets                        98,107            (133,382)             (1,107)
           Increase in:
              Accounts payable                                509,081             288,339             140,658
              Officer loan payable                            110,000                  --                  --
              Accrued liabilities and payroll               1,851,929             (79,770)             26,806
                                                         ------------         -----------         -----------

         Net cash used in operating activities            (19,027,921)         (3,123,488)         (1,213,305)
                                                         ------------         -----------         -----------

Cash flows from investing activities:
   Capital expenditures                                    (5,131,646)           (125,904)            (76,480)
   Purchase of marketable securities                               --            (105,000)                 --
                                                         ------------         -----------         -----------

         Net cash used by investing activities             (5,131,646)           (230,904)            (76,480)
                                                         ------------         -----------         -----------




                                       F9

                   BioShield Technologies, Inc. and Subsidiary

                          For the years ended June 30,



                                                             2000                 1999               1998
                                                          ------------         -----------         ---------
Cash flows from financing activities:
   Proceeds from debt                                               --                  --           655,000
   Repayment of debt                                                --            (655,000)               --
   Contribution to capital                                     100,000             325,000            50,000
   Proceeds from stock warrants exercised                    9,053,150           1,065,523                --
   Proceeds from stock options exercised                        82,570              15,000                --
   Proceeds from issuance of Series A
     Preferred Stock, net                                    3,748,750                  --                --
   Redemption of Series A Preferred Stock                   (2,300,000)                 --                --
   Proceeds from issuance of Series B
     Preferred Stock, net                                    9,278,750                  --                --
   Proceeds from common stock issuances, net                 2,000,000           5,102,794           187,500
   Repurchase of common stock for the treasury                (536,900)                 --                --
   Proceeds from common stock issuances
     of subsidiary, net                                      6,405,600                  --                --
                                                          ------------         -----------         ---------

         Net cash provided by financing activities          27,831,920           5,853,317           892,500
                                                          ------------         -----------         ---------

         Net increase (decrease) in cash                     3,672,353           2,498,925          (397,285)

Cash at beginning of period                                  2,500,561               1,636           398,921
                                                          ------------         -----------         ---------

Cash at end of period                                     $  6,172,914         $ 2,500,561         $   1,636
                                                          ============         ===========         =========


Supplemental disclosure of cash flow information:

     Cash paid during the period
       for interest                                       $         --         $    34,498         $      --


Non-cash investing and financing activities

During the year ended June 30, 2000, the Company partially financed the development of its Website through contracts with vendors.

The accompanying notes are an integral part of these statements.




                                      F10

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999


 NOTE A - NATURE OF OPERATIONS

         BioShield Technologies, Inc. ("BSTI"), was incorporated on June 1, 1995. BSTI was formed to develop, manufacture and distribute certain antimicrobial agents and products. Patents for these new agents and products are currently pending. BSTI is in the process of developing distribution channels for these products throughout the United States and internationally.

         On April 27, 1999, BSTI acquired 99% of the outstanding common stock of a newly formed entity, Allergy Superstore.com, Inc. The corporate name of the newly acquired subsidiary was subsequently changed to Electronic Medical Distribution, Inc. ("eMD.com"). eMD.com was formed to develop electronic commerce via the internet integrating point of care medication management, electronic medical records, pharmaceutical fulfillment and pharmaceutical care services for healthcare providers. eMD.com launched its consumer and physician web site during January 2000.

         BSTI and eMD.com were formerly in the development stage and their efforts through March 31, 2000 have been principally devoted to organizational activities, raising capital, regulatory approvals, research and development and further investigation into new markets.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.       Basis of presentation

         The consolidated financial statements include the accounts of BSTI, and its majority-owned (92.5%) subsidiary, eMD.com (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

         2.       Cash and cash equivalents

         The Company considers all highly liquid debt instruments with a maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of the instruments.

         3.       Marketable securities

         The Company categorizes marketable securities as available-for-sale securities, as defined by the Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. A separate component of stockholders' equity reports the net amount of unrealized holding gains and losses until realized.



                                      F11

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         4.       Inventories

         Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventories consist primarily of raw materials, work in progress and finished goods.

         5.       Web site development and amortization

         The Company accounts for costs incurred for the development of its web site in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs. All costs incurred during the planning stage of development are expensed. Costs related to application and infrastructure development are generally capitalized. Costs to operate the web site are generally expensed as incurred. Capitalized web site development costs are amortized over 36 months. Amortization expense related to web site costs totaled $709,300 for the year ended June 30, 2000.

         6.       Property, equipment and depreciation

         Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $276,000, $28,000 and $14,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

         Estimated service lives are as follows:

         Office equipment                                      3 years

         Machinery, leasehold improvements,
           furniture and equipment                          5-10 years

         7.       Use of estimates in the preparation of financial statements

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




                                      F12

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         8.       Revenue recognition

         The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped and title transfers to the customer.

         9.       Income taxes

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

         10.      Research and development costs

         The costs of research and development include, among other things, consumable supplies and materials to be used for the development of the Company's intended products, and the cost of testing and consulting related to filing with the Environmental Protection Agency (EPA) and patent filings. Research and development costs are expensed when incurred and amounted to $845,465, $717,978 and $231,547 for the years ended June 30, 2000, 1999 and 1998, respectively.

         11.      Advertising costs

         The Company expenses the cost of advertising the first time advertising takes place. Costs of developing advertising materials are expensed at the time the advertising materials are produced and distributed to customers. Advertising expense was $1,757,219, $597,550 and $228,192 for the years ended June 30, 2000, 1999 and 1998, respectively. Included in advertising expense was $987,312 of slotting fees paid to retailers or their agents for the year ended June 30, 2000. No slotting fees were paid for 1999 and 1998. The Company expenses slotting fees as incurred.

         12. Loss per common share

         Basic loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

         At June 30, 2000, options and warrants for the purchase of 1,710,781 shares of BSTI and eMD.com common stock convertible into 623,640 shares of BSTI common stock were outstanding and are potentially dilutive.


                                      F13

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         13.      Stock-based compensation

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note G).

         14.      Fair value of financial instruments

         The Company's financial instruments include cash, marketable securities, accounts receivable and accounts payable. Because of their short maturities, the carrying amount approximates fair market value.

NOTE C - INVENTORIES

         Inventories consist of the following:

                                            June 30,         June 30,
                                             2000              1999
                                           --------          --------
Raw Materials                              $ 85,808          $ 60,273
Work in Process                                  --            47,993
Finished Goods                               17,648            43,137
                                           --------          --------

                                           $103,456          $151,403
                                           ========          ========


                                      F14

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE D - WEBSITE DEVELOPMENT COSTS AND OTHER PROPERTY AND EQUIPMENT

         Website development costs and other property and equipment consist of the following:

                                                                         June 30,          June 30,
                                                                           2000              1999
                                                                       -----------        ---------
         Leasehold improvements                                        $   671,217        $  33,385
         Office furniture and equipment                                  1,503,795          125,891
         Machinery and equipment                                           163,550           88,700
                                                                       -----------        ---------
             Total other property and equipment                          2,338,562          247,976
         Less accumulated depreciation                                    (321,191)         (45,576)
                                                                       -----------        ---------
             Net other property and equipment                            2,017,371          202,400

         Website development costs, net of amortization of $709,300      3,761,017               --
                                                                       -----------        ---------

                                                                       $ 5,778,388        $ 202,400
                                                                       ===========        =========

NOTE E - COMMITMENTS AND CONTINGENCIES

   Operating Leases

         The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs. Rent expense under these leases was $481,592, $72,082 and $64,835 for the years ended June 30, 2000, 1999 and 1998, respectively.

         Commitments under noncancelable operating leases including leases entered into after June 30, 2000 are summarized as follows:

         Fiscal Year:
              2001                                 $   848,903
              2002                                     803,065
              2003                                     810,065
              2004                                     778,956
              2005                                     794,448
              Thereafter                             3,339,900
                                                   -----------

              Total                                $ 7,375,337
                                                   ===========


                                      F15

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE E - COMMITMENTS AND CONTINGENCIES - Continued

         Mergers and Acquisitions

         On June 30, 2000, BSTI entered into an agreement to acquire AHT Corporation ("AHT") and integrate AHT into its eMD.com internet healthcare subsidiary. It was expected that the combined entity would offer comprehensive internet clinical transaction services. Subsequently, the agreement was amended as a result of a lawsuit filed by AHT alleging breach of contract. See Note O. The amended agreement is expected to be consummated during fiscal 2001.

         Subsequent to year end, BSTI entered into another acquisition agreement. See Note O.

         Employment Agreements

         The Company has an employment agreement with the chief executive officer of BSTI expiring December 31, 2003. The agreement provides for an annual base salary of $250,000, an annual performance bonus based on a matrix of sales dollars and profit before income tax not to exceed $50,000 per year, and a severance package in the event of termination other than for cause or good reason as defined within the agreement.

         The Company also has an employment agreement with the president of eMD.com, expiring April 2003. The agreement provides for an annual base salary of $250,000, a performance bonus based on financial performance and development milestones of eMD.com, a grant of incentive stock options to purchase shares of eMD.com common stock, and a severance package.

         Employment Termination Agreement

         On June 21, 2000, the Executive Vice President and Co-Chairman of the Board of Directors of BSTI resigned. Effective August 1, 2000, the Company entered into a semi-retirement agreement with the former officer. Under this agreement, the Company must pay the former officer $25,000 upon execution of the agreement, $30,833 per month for twelve months, followed by $20,833 per month for thirty months for consulting services to be rendered over the term of the agreement. Additionally, the Company must provide health, dental, life insurance and disability benefits on the same basis as he received prior to his resignation and an automobile allowance of $1,500 per month and a stipend of $1,500 per month for an executive suite for 42 months. Furthermore, the former officer will receive options to purchase 150,000 shares of BSTI common stock at $24.414 per share.

         Contracts Payable

         The Company has contracts payable to two vendors for website development costs. Payments of $121,186 are payable monthly to one vendor through March 2001. Payments of $100,000 are payable monthly to the other vendor through January 2001.


                                      F16

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE F - PREFERRED STOCK

         BSTI has 10,000,000 authorized shares of preferred stock, in accordance with its Articles of Incorporation. During the year ended June 30, 2000, 200 shares were designated as Series A Convertible Preferred Stock ("Series A") and 500 shares were designated as Series B Convertible Preferred Stock ("Series B"). Both Series A and Series B have a stated value of $20,000 per share, convey no voting rights and are convertible into BSTI common stock at the options of the holder. The Series A conversion rate is based on 80% of the average market price of BSTI common stock twenty days preceding the conversion date and provides for a 4% cumulative return. The Company may redeem Series A shares at 105% of the stated value within 30 days of issuance, at 110% of the stated value from 31 to 120 days of issuance, and at 120% of stated value thereafter. The Series B conversion rate is based on the lesser of $19.70 per share or 90% of the lowest average market price of BSTI common stock for any three days in any ten consecutive trading days preceding the conversion date and provides for a 5% cumulative return.

         In January 2000, 200 shares of Series A were issued for $3,748,750. In April 2000, BSTI redeemed 100 of these shares for $2,300,000. The remaining 100 shares were converted into 213,250 shares of BSTI common stock in June 2000. The discount on issuance and the excess of the redemption price over the carrying amount are included in the statement of operations as an increase in the loss applicable to common shareholders.

         In June 2000, 500 shares of Series B were issued for $9,278,750 and are convertible until June 14, 2003. As of June 30, 2000, 500 shares are outstanding. The discount on issuance is included in the statement of operations as an increase in the loss applicable to common shareholders.


NOTE G - STOCK OPTIONS AND WARRANTS

         The Board of Directors of BSTI has approved two stock options plans. Under the 1997 Stock Incentive Plan, the Company may grant options to officers and key employees for up to 1,200,000 shares of common stock. This plan provides for the expiration of options ten years from the date of grant, with the exception of options issued to an over 10% owner, for which expiration is five years from the date of grant. The exercise price of options granted must equal at least 100% of the market value, or 110% of the market value for over 10% owners, on the date granted. Under the 1996 Directors' Stock Option Plan, the Company may grant options to directors of the Company for up to 1,000,000 shares of common stock. This plan provides for options to be immediately exercisable and provides for the expiration of options five years from the date of grant. Options are granted at market value at the date of grant.


                                      F17

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE G - STOCK OPTIONS AND WARRANTS - Continued

         Employee stock option transactions for BSTI for the years ended June 30, 2000, 1999 and 1998 are summarized as follows:

                                          Year ended                Year ended                  Year ended
                                         June 30, 2000             June 30, 1999               June 30, 1998
                                     --------------------      --------------------        --------------------
                                                 Weighted                  Weighted                    Weighted
                                                  average                   average                    average
                                                 exercise                  exercise                    exercise
                                      Shares       price        Shares      price          Shares        price
                                     ---------   --------     ---------    --------       -------      --------
   Outstanding, beginning of
     year                             820,000     $  5.87        90,000     $  1.67        60,000       $ 2.00
   Granted                            173,500       10.56       745,000        6.27        30,000         1.00
   Exercised                         (153,000)       4.15       (15,000)       1.00             -            -
   Forfeited                         (200,000)       6.30             -           -             -            -
                                     ---------    -------     ---------     -------       -------       ------

   Outstanding, end of year           640,500     $  7.41       820,000     $  5.87        90,000       $  1.67
                                     ========     =======     =========     =======       =======       =======

   Options exercisable at year end    612,000                   410,000                    90,000

   Weighted average fair value of
     options granted during the
     year                            $   7.76                 $    3.15                   $  3.83

         The following table summarizes information about employee stock options for BSTI outstanding at June 30, 2000:

                                    Options Outstanding     Options Exercisable
                            ------------------------------------------------------------------
                                                Weighted        Weighted
             Range of          Number            Average         Average            Number         Weighted
             Exercise       Outstanding at     Contractual      Exercise        Exercisable at      Average
               Price        June 30, 2000      Life (Years)       Price         June 30, 2000    Exercise Price
            ----------      -------------      ------------    ----------       --------------   --------------

            $ 1.00              15,000            2.50          $  1.00              15,000          $ 1.00
              2.00- 3.00       360,000            2.94             2.78             360,000            2.78
              5.00              42,000            2.86             5.00              42,000            5.00
              5.75-10.00        35,000            4.11             8.40              25,000            7.96
             11.00-20.00       172,500            4.13            16.53             170,000           16.60
             22.00-31.50        16,000            4.70            23.51                   -               -
                               -------            ----          -------             -------          ------

                               640,500            3.35          $  7.41             612,000          $ 6.94
                               =======            ====          =======             =======          ======


                                      F18

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

         The Board of Directors of eMD.com has approved two employee stock options plans. Under the 1999 Equity Incentive Plan, the Company may grant options to officers and key employees of eMD.com or BSTI for up to 4,500,000 shares of common stock of eMD.com. This plan provides for the expiration of options ten years from the date of grant, with the exception of options issued to an over 10% owner, for which expiration is five years from the date of grant. The exercise price of options granted must equal at least 100% of the market value, or 110% of the market value for over 10% owners, on the date granted. This plan also allows for non-qualified stock options to be issued at an exercise price not less than 85% of fair market value on the date of grant. Under the 1999 Directors' Stock Option Plan, the Company may grant options to directors of the Company for up to 2,000,000 shares of common stock of eMD.com. This plan provides for initial option grants to be immediately exercisable and subsequent grants to be exercisable equally over twelve months, and provides for the expiration of options ten years from the date of grant. The plan requires all options to be granted at an exercise price equal to market value at the date of grant.

         Employee stock option transactions for eMD.com for the years ended June 30, 2000, 1999 and 1998 are summarized as follows:

                                           Year ended                Year ended                 Year ended
                                          June 30, 2000             June 30, 1999              June 30, 1998
                                    -----------------------    ---------------------       ---------------------
                                                   Weighted                  Weighted                   Weighted
                                                   average                    average                    average
                                                   exercise                  exercise                   exercise
                                      Shares        price       Shares         price       Shares         price
                                    ----------     --------   ----------     --------      -------      ---------
   Outstanding, beginning of
     period                          4,650,000      $ 2.00             -     $     -             -       $    -
   Granted                           1,996,750        4.59     4,650,000        2.00             -            -
   Exercised                          (155,000)       4.19             -           -             -            -
   Forfeited                                 -           -             -           -             -            -
                                    ----------      ------    ----------     -------       -------       ------

   Outstanding, end of year          6,491,750      $ 2.75     4,650,000     $  2.00             -       $    -
                                    ==========      ======    ==========     =======       =======       ======

   Options exercisable at year end   4,650,000                 4,650,000                         -

   Weighted average fair value of
     options granted during the
     year                           $     3.99                $    0.001                   $     -



                                      F19

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

         The following table summarizes information about employee stock options for eMD.com outstanding at June 30, 2000:

                                      Options Outstanding     Options Exercisable
                            -------------------------------------------------------------------
                                                 Weighted        Weighted
              Range of          Number           Average          Average            Number           Weighted
              Exercise      Outstanding at      Contractual      Exercise        Exercisable at        Average
              Price          June 30, 2000      Life (Years)       Price         June 30, 2000      Exercise Price
            ----------       -------------      ------------     ---------       --------------     --------------

              $ 2.00           4,680,000            3.84           $ 2.00           4,680,000          $ 2.00
                4.67           1,811,750            4.67             4.71                   -               -
                               ---------            ----           ------           ---------          ------

                               6,491,750            4.08           $ 2.75           4,680,000          $ 2.00
                               =========            ====           ======           =========          ======

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

         The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $360,200, $61,250, and $116,250 has been recognized for the years ended June 30, 2000, 1999 and 1998, respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                                                  June 30, 2000       June 30,1999    June 30, 1998
                                                                  --------------      ------------    -------------

     Net loss applicable    As reported                          $   (25,862,639)   $   (3,291,366)   $  (1,471,929)
       to common            Adjustment related to BSTI                (2,158,507)         (754,271)               -
       shareholders         Adjustment related to eMD.com             (1,887,407)                -              N/A
                                                                 ---------------    --------------    -------------

                            Pro forma                            $   (29,908,553)   $   (4,045,637)   $  (1,471,929)
                                                                 ===============    ==============    =============
     Basic net loss
       per common
       share                As reported                          $         (3.66)    $        (0.57)   $       (0.33)
                            Adjustment related to BSTI                     (0.30)             (0.13)              -
                            Adjustment related to eMD.com                  (0.27)                -                -
                                                                 ---------------    --------------    -------------

                            Pro forma                            $         (4.23)   $        (0.70)   $       (0.33)
                                                                 ===============    ==============    =============


                                      F20

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

         The fair values were estimated using the Black Scholes options-pricing model with the following weighted average assumptions:

                                                    June 30, 2000      June 30,1999      June 30, 1998
                                                    --------------     ------------      -------------
         BSTI
              Expected dividend yield                       0.0%              0.0%             0.0%
              Expected price volatility                   85.20%            84.96%            84.96%
              Risk-free rate of return                      7.0%              6.5%              6.5%
              Expected life of options                 3.0 years         3.0 years         3.0 years

         eMD.com
              Expected dividend yield                       0.0%              0.0%               N/A
              Expected price volatility                  122.00%             1.00%               N/A
              Risk-free rate of return                      7.0%              6.5%               N/A
              Expected life of options                   5 years           3 years               N/A

         Stock Options Issued to Non-Employees

         During the years ended June 30, 1996 and 1998, BSTI issued options to purchase 180,000 shares of common stock of BSTI at an exercise price of $5.00 per share to three members of its advisory board. These options are exercisable as of June 30, 2000. Compensation cost of $40,400 and $121,600 has been recognized in the accompanying financial statements for the years ended June 30, 1999 and 1998, respectively. No options were issued to advisory board members during the year ended June 30, 2000.

         During the year ended June 30, 1999, BSTI issued options to purchase 4,000 shares of common stock at an exercise price of $8.94 per share and 4,000 shares of common stock at an exercise price of $14.81 per share to a non-employee for consulting services. These options vest one year from the grant date and expire five years from the grant date. Consulting expense of $34,000 has been recognized for the year ended June 30, 1999 related to these options.

         During the year ended June 30, 1999, eMD.com issued options to purchase 90,000 shares of common stock of eMD.com at an exercise price of $2.00 per share to three members of its medical advisory board. The options vest immediately and expire five years from the date of grant. No options were issued to medical advisory board members during the year ended June 30, 2000.


                                      F21

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

       Warrants

       In connection with a private placement offering during the year ended
         June 30, 1998, warrants for the purchase of 490,000 shares of BSTI were issued with an exercise price ranging from $5.00 to $5.25 expiring April 2003. Also, during the year ended June 30, 1998, warrants for the purchase of 18,750 shares of BSTI were issued in connection with other private placement offerings. These warrants have a five-year term and an exercise price of $0.50.

       In connection with its initial public offering during the year ended
         June 30, 1999, warrants for the purchase of 1,365,000 shares of BSTI were issued with an exercise price ranging from $6.00 to $7.50 expiring September 2003.

       In connection with the issuance of Series B Convertible Preferred Stock during the year ended June 30, 2000, warrants for the purchase of 79,281 shares of BSTI were issued with an exercise price of $18.92 expiring June 14, 2000.

       During the year ended June 30, 2000, warrants for the purchase of 375,000 shares of BSTI were issued for services rendered in lieu of cash with exercise prices ranging from $5.00 to $17.00 expiring July and August 2004. Consulting expense of $1,923,900 has been recognized for the year ended June 30, 2000 related to these warrants.

       Stock warrant transactions for BSTI for the years ended June 30, 2000, 1999 and 1998 are summarized as follows:

                                                 Year ended         Year ended           Year ended
                                               June 30, 2000       June 30, 1999       June 30, 1998
                                               -------------       -------------       -------------

     Outstanding, beginning of year                1,890,977           1,138,252            629,502
       Granted                                       454,281           1,365,000            508,750
       Exercised                                  (1,458,586)           (612,275)                 -
       Forfeited                                      (4,391)                  -                  -
                                               -------------       -------------       ------------

     Outstanding, end year                           882,281           1,890,977          1,138,252
                                               =============       =============       ============

        During the year ended June 30, 1999, warrants for the purchase of 100,000 shares of eMD.com common stock were issued with an exercise price of $5.126 expiring June, 2004.

        In connection with the issuance of BSTI's Series A Convertible Preferred Stock during the year ended June 30, 2000, warrants for the purchase of 200,000 shares of eMD.com common stock were issued with an exercise price of $5.126 expiring January, 2005.


                                      F22

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE G - STOCK OPTIONS AND WARRANTS - Continued

         During the year ended June 30, 2000, warrants for the purchase of 60,000 shares of eMD.com were issued with an exercise price of $5.126 expiring June 2004, for services rendered. Consulting expense of $237,600 has been recognized for the year ended June 30, 2000 related to these warrants.

         During the year ended June 30, 2000, warrants for the purchase of 10,098 shares of eMD.com common stock were issued with an exercise price of $5.00 expiring May 2002, for goods received. Fixed assets of $50,490 has been capitalized for the year ended June 30, 2000 related to these warrants.

         Stock warrant transactions for eMD.com for the years ended June 30, 2000 and 1999 are summarized as follows:

                                                       Year ended        Year ended
                                                      June 30, 2000    June 30, 1999
                                                      -------------    -------------
          Outstanding, beginning of year                   100,000              --
            Granted                                        270,098         100,000
            Exercised                                           --              --
            Forfeited                                           --              --
                                                        ----------      ----------

          Outstanding, end year                            370,098         100,000
                                                        ==========      ==========

NOTE H - INCOME TAXES

         The following is a summary of the significant components of the Company's deferred income tax assets which are reduced to zero by a related valuation allowance:

                                                                    June 30,           June 30,
                                                                      2000               1999
                                                                  ------------       ------------
            Deferred income tax assets:
               Operating loss carryforwards                       $ 10,146,000       $  1,867,560
               Payroll tax accruals                                         --            121,080
               Options for services                                  1,147,000            142,234
                                                                  ------------       ------------
                 Gross deferred tax assets                          11,293,000          2,130,874
                 Deferred tax asset valuation allowance            (11,293,000)        (2,130,874)
                                                                  ------------       ------------

                 Net deferred income tax asset                    $         --       $         --
                                                                  ============       ============


                                       F23

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - INCOME TAXES - Continued

         The income tax provisions for the years ended June 30, 2000, 1999 and 1998, differ from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. These differences are the result of applying valuation allowances against the deferred tax assets.

         Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended June 30, 2000, 1999 and 1998 are as follows:

                                                                             June 30,           June 30,           June 30,
                                                                              2000                1999               1998
                                                                           ------------       ------------       ------------
          Income tax benefit at applicable Federal rate of 34%             $  9,078,000       $  1,118,469       $    500,456
          State tax benefit, net of Federal income tax effect                   107,000            131,585             58,877
          Other                                                                 (22,874)            (3,939)            (1,638)
                                                                              9,162,126          1,246,115            577,695
          Increase in deferred income tax asset valuation allowance          (9,162,126)        (1,246,115)          (577,695)
                                                                           ------------       ------------       ------------

          Net income tax benefit                                           $         --       $         --       $         --
                                                                           ============       ============       ============

         At June 30, 2000, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $26,700,000 available to reduce future taxable income. These loss carryforwards will expire in fiscal years 2004 through 2020.

         The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during 1999. As a result, the utilization of the net operating losses that expire in 2019 and prior will be limited to a maximum amount annually as defined by the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

NOTE I - SIGNIFICANT CUSTOMERS

         During 1997, the Company entered into sales agreements with two customers that included provision for certain exclusive marketing rights and preferential payment terms. The customers terminated these agreements during 1999. Sales to four customers totaled approximately $270,000 or 26% of total sales during the year ended June 30, 2000. Sales to four customers totaled approximately $185,000 or 61% of total sales for the year ended June 30, 1999. Sales to two customers totaled approximately $151,000 or 33% of total sales for the year ended June 30, 1998. No other customer represented more than 10% of sales during the periods presented.


                                       F24

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

         Recently Adopted Pronouncements

         In March 2000, the Emerging Issues Task Force (the "EITF") reached a consensus on Issue No. 00-2 Accounting for Web Site Development Costs. The consensus addresses how an entity should account for costs incurred to develop a web site. This consensus is effective for fiscal quarters beginning after June 30, 2000, with earlier adoption encouraged. The Company has adopted EITF Issue No. 00-2 for its fiscal year ended June 30, 2000. During 2000, the Company capitalized approximately $4,470,000 and expensed approximately $3,330,000 related to web site development.

         Recently Issued Pronouncements

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which must be adopted by July 1, 1999, with early adoption permitted. SFAS No. 133 requires that all derivative financial instruments be recorded as either assets or liabilities on the balance sheet and measure those instruments at their fair value. Changes in the fair value of derivatives will be recorded each period in earnings or other comprehensive income, depending on whether a derivative as part of a hedge transaction and, if it is, the type of hedge transactions. In June 1999, Statement of Financial Accounting Standards (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 was issued, amending the effective date of SFAS 133 to all fiscal quarters beginning after June 15, 2000.

         In May 2000, the EITF reached a consensus on Issue No. 00-14, Accounting for Certain Sales Incentives. The consensus addresses when sales incentives and discounts should be recognized and where the related revenues and expenses should be classified in the financial statements. This consensus is effective for reporting periods beginning after May 18, 2000.

         The adoption of these two pronouncements is not expected to have a material effect on the Company's results of operations or financial position.



                                       F25

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE K - SEGMENT INFORMATION

         The following information is presented in accordance with SFAS No. 131 Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

         BSTI operates primarily in the antimicrobial and biostatic products segment. During 1999, the Company established a subsidiary, eMD.com which operates in the pharmaceutical distribution segment via the internet.

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

         Sales to significant customers reported in Note I relate to the antimicrobial and biostatic products segment only.

   The following tables provide summarized information concerning the Company's reportable segments.

                                                  Antimicrobial
                                                  and Biostatic     Pharmaceutical
                                                    Products         Distribution           Total
                                                  -------------     --------------      ------------
Year ended June 30, 2000

          Revenues from products/services         $    935,559       $     10,064       $    945,733
          Gross profit                                 303,298              1,877            305,175
          Segment profit (loss)                    (10,024,758)       (14,565,381)       (24,590,139)
          Interest income                               60,478             73,908            134,386
          Interest expense                                  --                 --                 --
          Depreciation and amortization                 77,477            907,435            984,912
          Segment assets                               818,847         11,715,134         12,533,981


                                      F26

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE K - SEGMENT INFORMATION - Continued

Year ended June 30, 1999

          Revenues from products/services        $    305,336       $         --       $    305,336
          Gross profit                                116,423                 --            116,423
          Segment profit (loss)                    (2,824,391)          (465,225)        (3,289,616)
          Interest income                             102,134                 --            102,134
          Interest expense                             16,960                 --             16,960
          Depreciation and amortization                26,857              1,358             28,215
          Segment assets                            3,239,449          4,984,284          8,223,743

         For the year ended June 30, 1998, all operations and assets related to the antimicrobial and biostatic products segment.

NOTE L - RELATED PARTY TRANSACTIONS

         At June 30, 2000, the Company owed $110,000 to an officer and principal shareholder of the Company. This officer loan payable is non-interest bearing and is due on demand.

         During 1999, the Company signed an agreement with a third party vendor to develop the eMD.com website. Pursuant to the agreement, the vendor received 600,000 shares of eMD.com common stock during the first quarter of fiscal 2000. The Company has paid this vendor/shareholder $1,605,930 and $ -0- during the years ended June 30, 2000 and 1999, respectively, related to website development costs. At June 30, 2000, $969,488 is due to this vendor. The amount is classified as "Contracts Payable".

         At June 30, 1999, the Company had $79,667 due from related parties included in accounts receivable.

         During 2000, a principal stockholder contributed $100,000 to additional paid-in capital of the Company without further consideration. During 1999, two principal shareholders contributed $325,000 to additional paid-in capital of the Company without further consideration. In June 1998, a principal stockholder contributed $50,000 to additional paid-in capital of the Company without further consideration.


                                       F27

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE L - RELATED PARTY TRANSACTIONS - continued

         During 1998, the Company entered an exclusive sales and distributorship agreement with a related party. Under this agreement, the Company receives royalty payments based on the level of sales of its products made by the distributor. Royalty payments are subject to an annual minimum amount. In addition, the distributor has agreed to pay the Company $50,000 in monthly installments over two years to be used by the Company to continue its research and development of products, product improvement and patent execution. Payments related to this agreement did not begin until 1999. The Company recorded $75,000 related to royalties which is reported as royalty fees in the financial statements. The Company recorded income of $16,667 related to research and development under this agreement which has been netted against research and development expense in the accompanying financial statements.

NOTE M - FORMATION OF ELECTRONIC MEDICAL DISTRIBUTION, INC.

         On April 27, 1999, the Company acquired 99% of the outstanding common stock of a newly formed entity, Allergy Superstore.com, Inc. The corporate name of the newly acquired subsidiary was subsequently changed to Electronic Medical Distribution, Inc. (eMD.com). On June 30, 1999, eMD.com, BSTI, and certain investors entered into a securities purchase agreement whereby eMD.com would sell up to an aggregate of 3,218,884 shares of common stock to the investors at a price of $4.67 per share. As of June 30, 1999, investors had purchased 1,070,664 shares for an aggregate purchase price of $5,000,000 under this agreement. The net proceeds of $4,798,750, which were received from escrow on July 6, 1999, are included in current assets under the caption Stockholder subscription receivable at June 30, 1999. In connection with the purchase of stock, the investors also received warrants for the purchase of 100,000 shares of eMD.com common stock at an exercise price of $5.126 per share. These warrants have a five year term. At June 30, 2000 and 1999, there were 29,951,178 and 29,070,664 of issued and outstanding shares of eMD.com, respectively.

         The securities purchase agreement provides for a conversion feature which allows the holder of eMD.com common stock to exchange their shares for BSTI common stock at a predetermined exchange rate provided eMD.com has not consummated an initial public offering within twelve months of the purchase of stock under this agreement. BioShield has reserved the number of shares of common stock needed in connection with the conversion right and warrants issued by eMD.com. At June 30, 2000 there were 1,284,797 shares of eMD.com common stock representing $5,458,750 of minority interest that included the conversion feature noted above. Because this portion of the minority interest is guaranteed by means of conversion into BSTI common stock, there was no reduction of this portion of minority interest as a result of eMD.com's loss for the year.

         eMD.com has also granted options for the purchase of 4,740,000 shares of common stock pursuant to various stock options plans to members of its board of directors and members of its advisory board. All options have a 5 year term and an exercise price of $2.00 per share.


                                       F28

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE N - PRIVATE EQUITY CREDIT AGREEMENTS

         On June 30, 1999, BSTI entered into an equity agreement with an investor whereby the Company may issue and sell to the investor, from time to time, up to $6,250,000 of BSTI's common stock. Subsequently, this agreement was amended to increase the issuance limit to $10,000,000 of BSTI's common stock.

         Pursuant to the agreement, the Company may exercise a put by giving notice to the investor of the investment amount that the Company intends to require the investor to purchase. The number of shares which the investor will receive is determined by dividing the investment amount by the purchase price, determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 20% of the market price. Unless the Company obtains requisite approval of its shareholders in accordance with the corporate laws of the State of Georgia and the applicable rules of NASDAQ, no more than 19.99% of the outstanding common stock may be issued and sold under this agreement.

         The Company must reserve at all times the maximum number of common shares to enable the Company to issue a sufficient number of shares having an aggregate purchase price of the lesser of $10,000,000 or number of shares having an aggregate purchase price of the lesser of $10,000,000 less the number of shares actually delivered under the agreement. Additionally, the average market bid prices for the twenty trading days preceding the Company's notice to put the shares to the investor must equal or exceed $1.00 per share.

         On June 14, 2000, BSTI entered into another equity agreement with the same investor whereby the Company may issue and sell to the investor, from time to time, up to $50,000,000 of BSTI's common stock.

         This agreement has terms similar to the $10,000,000 agreement with the following exceptions. The purchase price for the put is determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 10% of the market price. The aggregate average daily trading volume must equal or exceed $500,000 and the average of the market bid prices must equal or exceed $7.50 per share for the ten trading days immediately preceding both the date of the Company's notice to put the shares to the investor and the date of the closing of the sale of shares to the investor.

         As of June 30, 2000, the Company has put 100,000 shares to the investor under these agreements. At June 30, 2000, the Company had $58,000,000 available under these agreements subject to the terms therein. Also, the Company has reserved 2,500,000 shares of BSTI common stock at June 30, 2000 related to these agreements.

         As of June 30, 1999, the Company had not put any shares under these agreements.


                                       F29

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE O - SUBSEQUENT EVENTS

         Litigation

         ON SEPTEMBER 7, 2000, AHT CORPORATION FILED SUIT AGAINST THE COMPANY AND CERTAIN OF ITS OFFICERS ALLEGING BREACH OF CONTRACT RELATED TO THE JUNE 30, 2000 ACQUISITION AGREEMENT (SEE NOTE E) AND ASSERTING DAMAGES OF $70,000,000. ON SEPTEMBER 21, 2000, THE COMPANY FILED ITS ANSWER AND COUNTERCLAIM. ON SEPTEMBER 22, 2000, AHT FILED FOR PROTECTION FROM ITS CREDITORS UNDER CHAPTER ELEVEN OF THE FEDERAL BANKRUPTCY CODE. ALSO, ON SEPTEMBER 22, 2000 THE COMPANY ENTERED INTO A REVISED ASSET PURCHASE AGREEMENT WITH AHT, PURSUANT TO WHICH THE COMPANY HAS AGREED TO
         PROVIDE AHT WITH UP TO $1,500,000 IN EMERGENCY FINANCING AND TO PURCHASE THE ASSETS OF AHT FOR APPROXIMATELY $12,000,000 IN CASH AND $3,000,000 IN BSTI'S COMMON STOCK. IN EXCHANGE, AHT HAS AGREED TO STAY LITIGATION AND SUBSEQUENTLY DISMISS THE SUIT WITH PREJUDICE. THIS ASSET PURCHASE AGREEMENT IS SUBJECT TO THE APPROVAL OF THE BANKRUPTCY COURT.

         Mergers and Acquisitions

         On July 7, 2000, BSTI entered into an agreement to acquire up to 85% of the issued and outstanding common stock of Arrow-Magnolia Corporation ("Arrow-Magnolia") for a combination of cash and BSTI common stock and to integrate Arrow-Magnolia into its professional division. On September 22, 2000 BSTI and Arrow-Magnolia amended the agreement to allow BSTI to purchase up to 85% of the issued and outstanding Arrow-Magnolia common stock for $5.00 per share in cash. The total transaction is valued at approximately $17,500,000. The agreement is expected to be consummated during fiscal 2001.

         Loan Agreement

         On September 22, 2000, the Company entered into a loan agreement with a financial institution. The agreement provides for a term loan in the principal sum of $14,000,000 bearing interest at 9.50% per annum and maturing on September 23, 2001. The loan is secured by an assignment of 3,000,000 shares of restricted, unregistered common stock of BSTI owned by eMD.com.


                                       F30

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   BioShield Technologies, Inc.



Date: September 28, 2000
                                            /s/ TIMOTHY C. MOSES
                                   --------------------------------------------
                                                TIMOTHY C. MOSES
                                     President and Chief Executive Officer


Date: September 28, 2000
                                            /s/ SCOTT PARLIAMENT
                                   --------------------------------------------
                                                Scott Parliament
                                            (Chief Financial Officer)

                                INDEX TO EXHIBITS

NUMBER      EXHIBIT DESCRIPTION
------      -------------------
10.113      Employment Agreement between the Company and Edward U. Miller dated
            August 18, 2000

10.114      Employment Agreement between eMD and Denean Rivera dated July 23,
            2000

10.115 Semi-Retirement Agreement between the Company and Jacques Elfersy dated August 1, 2000

10.116      Agreement and Plan of Merger by and among the Company, AHT
            Corporation and AHT Acquisition Corp, dated June 30, 2000, incorporated by reference to Exhibit 2.1 to the form S-4 filed by the Company with the Commission on August 3, 2000.

10.117      Acquisition Agreement between the Company and Arrow-Magnolia
            International, Inc. dated July 7, 2000

10.118      Amendment to Acquisition Agreement between Arrow Magnolia and the
            Company dated September 22, 2000

10.119      DIP Financing, Escrow and Settlement Agreement by and between the
            Company, AHT Corporation and AHT Acquisition Corp., dated September
            22, 2000

10.120 Asset Purchase Agreement by and between AHT Corp and the Company dated September 22, 2000

10.121 Irrevocable collateral assignment of Common Stock and loan agreement by and between Electronic Medical Distribution, Inc. and The Corey -
            Channing Trust dated September 22, 2000

23.1        Consent of Independent Auditors

27          Financial Disclosure Schedules (For SEC use only)