Form 10QSB
period 2000-09-30
BIOSHIELD TECHNOLOGIES INC
filed 2000-11-20
CIK 1059623

                                    FORM 10-Q
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                         COMMISSION FILE NUMBER 0-24913
                          BIOSHIELD TECHNOLOGIES, INC.
             (Exact name of Registrant as specified in its charter)

           GEORGIA                                             58-2181628
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                            Identification No.)


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

                                 Yes [X] No [ ]

    As of November 14, 2000, there were 10,807,533 outstanding shares of the Registrant's Common Stock, no par value per share.

                          BIOSHIELD TECHNOLOGIES, INC.

                                TABLE OF CONTENTS

                                                                        Page
                                                                        ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial  Statements

       1.   Consolidated Balance Sheets as of September 30, 2000
(unaudited) and June 30, 2000                                             1

       2.   Consolidated Statements of Operations for the three month
periods ended September 30, 2000 and 1999 (unaudited)                     3

       3.   Consolidated Statements of Cash Flows for the three month
periods ended September 30, 2000 and 1999 (unaudited)                     4

       4.   Notes to Consolidated Financial Statements                    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           13


 PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                               19

EXHIBIT INDEX

                   BioShield Technologies, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                (Unaudited)
                                                                                September 30,     June 30,
                                                                                    2000            2000
                                                                                ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                                                    $  2,207,902    $  6,172,914
   Marketable securities                                                              47,250          28,000
   Accounts receivable                                                               475,670         198,597
   Inventories                                                                       149,737         103,456
   Prepaid expenses and other current assets                                         507,720         156,440
                                                                                ------------    ------------
         Total current assets                                                      3,388,279       6,659,407

WEB SITE DEVELOPMENT AND OTHER
   PROPERTY AND EQUIPMENT, NET                                                     6,250,400       5,778,388

DEPOSITS AND OTHER LONG-TERM ASSETS                                                  396,186          96,186
                                                                                ------------    ------------


                                                                                $ 10,034,865    $ 12,533,981
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                (Unaudited)
                                                                                September 30,     June 30,
                                                                                    2000            2000
                                                                                ------------    ------------
CURRENT LIABILITIES
   Contracts payable                                                            $    986,882    $  1,429,254
   Note payable                                                                    2,000,000              --
   Accounts payable                                                                2,830,725       1,106,958
   Officer loan payable                                                               12,000         110,000
   Accrued liabilities                                                             1,300,293       1,200,000
   Accrued compensation                                                              223,878         905,897
                                                                                ------------    ------------
         Total current liabilities                                                 7,353,778       4,752,109

MINORITY INTEREST                                                                  5,107,630       5,926,093

STOCKHOLDERS' EQUITY
   Contributed capital
     Preferred stock
       Series A Convertible Preferred Stock                                               --              --
       Series B Convertible Preferred Stock                                       10,000,000      10,000,000
     Common stock - no par value; 50,000,000 shares authorized; 8,903,533 and
       8,354,073 issued and outstanding at September 30
       and June 30, 2000, respectively                                            23,261,912      20,472,038
     Additional paid-in capital                                                    3,520,600       3,492,600
                                                                                ------------    ------------
                                                                                  36,782,512      33,964,638
   Accumulated other comprehensive loss                                              (57,750)        (77,000)
   Accumulated deficit                                                           (38,614,405)    (31,494,959)
   Less 35,000 shares of common stock in treasury -
     at cost                                                                        (536,900)       (536,900)
                                                                                ------------    ------------
                                                                                  (2,426,543)      1,855,779
                                                                                ------------    ------------

                                                                                $ 10,034,865    $ 12,533,981
                                                                                ============    ============





The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,
                                   (Unaudited)

                                                                 2000           1999
                                                              -----------    -----------
Net sales                                                     $   478,159    $   144,445
Cost of sales                                                     264,045         90,488
                                                              -----------    -----------
     Gross profit                                                 214,114         53,957

Operating expenses
   Marketing and selling                                        1,614,964        805,467
   General and administrative                                   5,677,622      3,023,654
   Research and development                                       244,730        633,984
                                                              -----------    -----------
                                                                7,537,316      4,463,105
                                                              -----------    -----------
         Loss from operations                                  (7,323,202)    (4,409,148)

Other income
   Interest and dividend income                                    65,287         61,971
                                                              -----------    -----------
         Net loss before income taxes and minority interest    (7,257,915)    (4,347,177)

Income tax (expense) benefit                                           --             --
                                                              -----------    -----------
         Net loss before minority interest                     (7,257,915)    (4,347,177)

Minority interest in loss of subsidiary                           138,469        121,936
                                                              -----------    -----------
         NET LOSS APPLICABLE TO
           COMMON SHAREHOLDERS                                $(7,119,446)   $(4,225,241)
                                                              ===========    ===========
Net loss per common share
   Basic                                                      $     (0.98)   $     (0.67)
                                                              ===========    ===========
Weighted average common
   shares outstanding                                           7,297,942      6,325,915
                                                              ===========    ===========


The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                   (Unaudited)

                                                        2000           1999
                                                     -----------    -----------
Cash flows from operating activities:
   Net loss                                          $(7,119,446)   $(4,225,241)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                     569,970         15,884
       Minority interest in loss of subsidiary          (138,469)      (121,936)
       Issuance of stock, stock options and stock
       warrants for services rendered                     28,000      1,772,400
       Changes in operating assets and
         liabilities:
           (Increase) decrease in:
              Accounts receivable                       (277,073)        (5,479)
              Inventory                                  (46,281)       (14,340)
              Prepaid expenses and
                other current assets                    (408,780)        (9,938)
              Deposits and other assets                 (300,000)      (435,949)
           Increase (decrease) in:
              Accounts payable                         1,723,767        125,859
              Officer loan payable                       (98,000)            --
              Accrued liabilities and compensation      (581,726)       329,537
                                                     -----------    -----------
         Net cash used in operating activities        (6,648,038)    (2,569,203)
                                                     -----------    -----------
Cash flows from investing activities:
   Capital expenditures                               (1,041,982)      (337,412)
                                                     -----------    -----------
         Net cash used by investing activities        (1,041,982)      (337,412)
                                                     -----------    -----------

                   BioShield Technologies, Inc. and Subsidiary

                    For the three months ended September 30,
                                   (Unaudited)

                                                        2000           1999
                                                     -----------    -----------
Cash flows from financing activities:
   Proceeds from debt                                $ 2,000,000    $        --
   Repayment of debt                                    (442,372)            --
   Proceeds from stock warrants exercised                125,000         21,570
   Proceeds from stock options exercised                 542,380             --
   Proceeds from common stock issuances, net           1,500,000             --
   Proceeds from common stock issuances
     of subsidiary, net                                       --      5,458,750
                                                     -----------    -----------
         Net cash provided by financing activities     3,725,008      5,480,320
                                                     -----------    -----------
         Net increase (decrease) in cash              (3,965,012)     2,573,705

Cash and cash equivalents at beginning of period       6,172,914      2,500,561
                                                     -----------    -----------
Cash and cash equivalents at end of period           $ 2,207,902    $ 5,074,266
                                                     ===========    ===========

Supplemental disclosure of cash flow information:

     Cash paid during the period
       for interest                                  $        --    $        --

Non-cash investing and financing activities

   During the three month period ended September 30, 2000, the stockholders of eMD converted 145,609 shares of eMD.com. class B common stock into 90,460 shares of BSTI common stock.

The accompanying notes are an integral part of these statements.

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE A - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2000 and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 2000.

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

At September 30, 2000, options and warrants for the purchase of 1,771,281 shares of BSTI were outstanding and potentially dilutive. Additionally, there were 1,139,188 eMD.com shares outstanding at September 30, 2000 that were convertible into BSTI shares based on a conversion formula.

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE D - STOCK OPTIONS AND WARRANTS

During the three months ended September 30, 2000, the following changes occurred in outstanding employee stock options.

                                                      BSTI         eMD.com
                                                   --------      ----------
     Options outstanding at June 30, 2000           640,500       6,491,750
     Options granted                                240,000         949,702
     Options cancelled                              (10,000)        (98,454)
     Options exercised                              (35,000)             --
                                                   --------      ----------
     Options outstanding at September 30, 2000      860,500       7,342,998
                                                   ========      ==========

As of June 30, 2000, there were 180,000 options to purchase BSTI stock issued to advisory board members. During the three months ended September 30, 2000, 109,000 of these options were exercised. No options were granted or cancelled during the quarter ended September 30, 2000 for advisory board members. As of June 30, 2000, there were 8,000 options to purchase BSTI stock issued to a non-employee for consulting services. No options were granted, cancelled or exercised during the quarter ended September 30, 2000 for consulting services.

     As of June 30, 2000, there were 90,000 options to purchase eMD. common stock issued to members of the eMD.com medical advisory board members. No options were granted, cancelled or exercised during the quarter ended September 30, 2000 for medical advisory board members.

     During the three months ended September 30, 2000, the following changes occurred in outstanding warrants.

                                                      BSTI         eMD.com
                                                   --------      ----------
     Warrants outstanding at June 30, 2000          882,281         370,098
     Warrants granted                                    --           5,720
     Warrants cancelled                                  --              --
     Warrants exercised                             (25,000)             --
                                                   --------      ----------
     Warrants outstanding at September 30, 2000     857,281         375,818
                                                   ========      ==========

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE E - SEGMENT INFORMATION

   The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

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

                                         Antimicrobial
                                         and Biostatic    Pharmaceutical
                                            Products       Distribution         Total
                                          -----------      ------------      ------------
As of September 30, 2000
------------------------
  Segment assets                          $ 3,240,888      $  6,793,977      $ 10,034,865

As of June 30, 2000
-------------------
  Segment assets                          $   818,847      $ 11,715,134      $ 12,533,981

Three months ended September 30, 2000
-------------------------------------
  Revenues from products/services         $   445,953      $     32,206      $    478,159
  Gross profit                                206,415             7,699           214,114
  Segment profit (loss)                    (3,114,409)       (4,005,037)       (7,119,446)
  Interest income                              43,499            21,788            65,287
  Interest expense                                 --                --                --
  Depreciation and amortization                21,841           548,129           569,970

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE E - SEGMENT INFORMATION - Continued

                                         Antimicrobial
                                         and Biostatic    Pharmaceutical
                                            Products       Distribution         Total
                                          -----------      ------------      ------------
Three months ended September 30, 1999
-------------------------------------
  Revenues from products/services         $   144,445      $         --      $    144,445
  Gross profit                                 53,957                --            53,957
  Segment profit (loss)                    (2,499,714)       (1,725,527)       (4,225,241)
  Interest income                              22,603            39,368            61,971
  Interest expense                                 --                --                --
  Depreciation and amortization                14,059             1,825            15,884


NOTE F - PRIVATE EQUITY CREDIT AGREEMENTS

On June 30, 1999, BSTI entered into an equity agreement with an investor whereby the Company may issue and sell to the investor, from time to time, up to $6,250,000 of the Company's s common stock. Subsequently, this agreement was amended to increase the issuance limit to $10,000,000 of the Company's common stock.

Pursuant to the agreement, the Company may exercise a put by giving notice to the investor of the investment amount that the Company intends to require the investor to purchase. The number of shares which the investor will receive is determined by dividing the investment amount by the purchase price, determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 20% of the market price - which was subsequently amended to 10% following the initial $1,000,000 put on the equity line which was accomplished in a prior period. Under the applicable rules of NASDAQ, no more than 19.99% of the outstanding common stock may be issued and sold under this agreement without shareholder approval.

The Company must reserve at all times the maximum number of common shares to enable the Company to issue a sufficient number of shares having an aggregate purchase price of the lesser of $10,000,000 or number of shares having an aggregate purchase price of the lesser of $10,000,000 less the number of shares actually delivered under the agreement. Additionally, the average market bid prices for the twenty trading days preceding the Company's notice to put the shares to the investor must equal or exceed $1.00 per share. During the quarter ended September 30, 2000, the Company issued 300,000 shares at prices ranging from $5.00 to $10.00 per share under this agreement.

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE F - PRIVATE EQUITY CREDIT AGREEMENTS - Continued

On June 14, 2000, BSTI entered into another equity agreement with the same investor whereby the Company may issue and sell to the investor, from time to time, up to $50,000,000 of BSTI's common stock.

This agreement has terms similar to the $10,000,000 agreement with the following exceptions. The purchase price for the put is determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 10% of the market price. The aggregate average daily trading volume must equal or exceed 500,000 shares and the average of the market bid prices must equal or exceed $7.50 per share for the ten trading days immediately preceding both the date of the Company's notice to put the shares to the investor and the date of the closing of the sale of shares to the investor (see Note G). As of September 30, 2000, no shares have been put under this agreement.

The Company has reserved 2,200,000 shares of BSTI common stock at September 30, 2000 related to these agreements.

NOTE G - SUBSEQUENT EVENTS

Private Equity Credit Agreements

Subsequent to September 30, 2000, the Company has issued an additional 1,450,000 shares to investors under its $10,000,000 private equity agreement at prices ranging from $1.00 to $8.00 per share.

In order to comply with the rules of the National Association of Securities Dealers, Inc., no more than 19.99% of the outstanding common stock may be issued and sold under either of the private equity credit agreements without first obtaining the approval of the Company's shareholders. Accordingly, unless that shareholder approval is received, if the Company were to issue more than 19.99% of its outstanding shares under the equity credit agreements, the Company's common stock could be delisted from the NASDAQ Small Cap market.

In October 2000, the Company's stock price fell below the $7.50 per share minimum market price required by the $50,000,000 equity credit agreement. The terms of the equity credit agreements are currently under renegotiation.

Loan Agreement

On September 22, 2000, the Company entered into a loan agreement with a private trust. The agreement provided for a term loan in the principal sum of $14,000,000 bearing interest at 9.50% per annum and maturing on September 23, 2001.

In October 2000, the private trust withdrew its loan commitment without funding. The Company has terminated its relationship with this financial institution.

                   BioShield Technologies, Inc. and Subsidiary

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2000

NOTE G - SUBSEQUENT EVENTS - Continued

Mergers and Acquisitions

On July 7, 2000, BSTI entered into an agreement to acquire up to 85% of the issued and outstanding common stock of Arrow-Magnolia Corporation ("Arrow-Magnolia") for a combination of cash and BSTI common stock and to integrate Arrow-Magnolia into its professional division. On September 22, 2000, BSTI and Arrow-Magnolia amended the agreement for BSTI to purchase 85% of Arrow-Magnolia common stock at $5.00 per share in cash.

On November 8, 2000, Arrow-Magnolia and BSTI mutually agreed to terminate the transaction as a result of issues arising from due diligence activities conducted over the period since the agreement was originally signed, as well as current market conditions.

Litigation

On September 7, 2000, AHT Corporation filed suit against the Company and certain of its officers alleging breach of contract related to the June 30, 2000 acquisition agreement and asserting damages of $70,000,000. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000, AHT filed for protection from its creditors under Chapter Eleven of the Federal Bankruptcy Code. Also on September 22, 2000, the Company entered into a revised asset purchase agreement with AHT Corporation whereby the Company has agreed to provide AHT with up to $1,500,000 in emergency financing and to purchase the assets of AHT for approximately $12,000,000 in cash and $3,000,000 in BSTI's common stock. In exchange, AHT has agreed to stay litigation and subsequently dismiss the suit with prejudice, subject to the closing of the purchase transaction. The asset purchase agreement is subject to the approval of the Bankruptcy Court.

At September 30, 2000, AHT had requested and received $378,338 from BSTI under the emergency financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the agreement. There is no assurance that the Company will have sufficient cash financing available to it to complete the purchase transaction.

                   BioShield Technologies, Inc. and Subsidiary

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUE

                               September 30, 2000

NOTE H - CONTINUED OPERATIONS

The Company's continued existence as a going concern is ultimately dependent upon the success of future operations and its ability to obtain additional financing. As shown in the financial statements, the Company has incurred cumulative comprehensive losses of $38,614,000 from June 1, 1995 (inception) to September 30, 2000. Through September 30, 2000, the Company had raised $41,890,000 of capital, including $5,108,000 classified as minority interest, through its initial public offering and other private offerings of its securities. The Company is actively seeking to obtain additional funds through public and private equity, debt funding, strategic collaborative agreements, or from other sources. The failure to raise the necessary additional capital in the future may cause substantial delays or reduction of the scope of the Company's business plan. The Company's continuation as a going concern is dependent upon its ability to generate or raise sufficient cash flow to meet its obligations on a timely basis, and ultimately to attain profitability.

The Company's private equity credit agreements have been adversely affected by recent market conditions (see Note F). In order to continue to raise capital under these agreements, the Company must either (i) accept the delisting of its common stock; or (ii) receive approval from its shareholders to issue shares in excess of 19.99% of the outstanding common stock of the Company and negotiate the reduction or elimination of the $1.00 and $7.50 minimum market value per share under the $10,000,000 and $50,000,000 private equity credit agreements, respectively. The Company must also successfully register the additional shares to be issued under these agreements if shareholder approval is obtained. In the event that the Company does not receive shareholder approval to exceed the 19.99% threshold, does not accept the de-listing of its common stock, or fails to successfully re-negotiate the equity credit agreements, it may be forced to dramatically curtail or cease operations.

The Company also plans to reduce its cash operating requirements through a disposition of eMD.com. In the event that the company is unable to successfully complete the proposed disposition of eMD.com, it may be forced to curtail or cease eMD-related operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         BioShield Technologies, Inc. is a Georgia corporation and was organized in 1995. We historically have been engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of our retail, industrial and institutional products. Due largely to recent Environmental Protection Agency, or EPA, approvals, we are currently selling and marketing primarily cleaning and deodorizing products. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms.

         In 1999, we created a subsidiary to develop electronic commerce via the internet called Electronic Medical Distribution, Inc. or eMD. eMD integrates services for healthcare providers with a comprehensive internet-based product and healthcare website. These services include point of care medication management, electronic patient charting, pharmaceutical fulfillment and pharmaceutical care services. eMD launched its consumer and physician web site in January 2000. As a result, BioShield currently operates in two distinct business segments, antimicrobial and biostatic products for use within the retail and institutional markets through BioShield and pharmaceutical healthcare via the internet through eMD. BioShield is comprised of four business divisions for the sale, distribution, and development of antimicrobial, biostatic, and medical related products for the internet, retail, industrial and institutional, and specialty chemical markets.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the three month period ended September 30, 2000 were $478,000, an increase of $334,000 or 231% over the same period last year. The increase was a result of increased distribution of the OdorFree(TM) product, primarily in the mid and south-western United States, along with the introduction of two sizes of Hypoallergenic OdorFree(TM). During the last quarter of fiscal 2000, the Company also gained new market penetration in the southeastern United States. As of September 30, 2000, the Company had distribution in over 6,000 retail outlets with its product. Gross profit of $214,000 for the quarter ended September 30, 2000 represents 45% of net sales as compared to $54,000, or 37% of net sales, for the quarter ended September 30, 1999. The increase in gross margin is a result of the change in product mix and packaging year over year, combined with the continuous improvement in finding new ways to do business. The Company is gaining momentum as it enters new retail markets. The Company settled its outstanding claim with the EPA related to product labeling and, in fact gained EPA approval of its core products in February 2000. BioShield has continues to make breakthroughs in product development and testing. These events have bolstered the confidence of our retail customers and have prompted a significant increase in sales that the Company projects will continue throughout fiscal 2001.

         Cost of sales was $264,000 or 55% of sales and $90,000 or 63% of sales for the three-month period ended September 30, 2000 and 1999, respectively. The lower cost of sales for the three month period ended September 30, 2000 was attributable to higher sales of the Hypoallergenic OdorFree(TM) product during the period, partially offset by efficiencies attained in the production of the Company's antimicrobial products and also due to the change in product mix, combined with the continuous improvement in finding new ways to do business.

         The Company's research and development expenses decreased to $245,000 in the quarter ending September 30, 2000 from $634,000 for the quarter ending ended September 30, 1999. The decreased expenses related primarily to lower formulation development costs of the Company's antimicrobial products and other products under development in medical and clinical trials combined with a reduction in development cost paid to outside parties. All related research and development expenses for the quarter ending September 30, 2000 were directly related to BioShield Technologies, Inc.

         Web site development cost net of related amortization in the amount of $4,180,000 as of September 30, 2000 were directly related to eMD.com (eMD.com began operation in April 1999 and incurred no significant start-up cost as of September 30, 1999). This includes third party programming, software and hardware purchases which were capitalized during the quarter ending September 30, 2000. These costs are amortized over a three year period.

         Total marketing and selling expenses in the quarter ending September 30, 2000 were $1,615,000. Marketing and selling expenses related to BioShield were $805,000 for the quarter ended September 30, 2000, an increase of $50,000 from $805,000 incurred during the quarter ended September 30, 1999. This slight increase relates principally to the rollout of the OdorFree(TM) product line, repackaging efforts and other one-time setup charges for certain retail accounts related to slotting charges. Marketing and selling expenses related to eMD.com totaled $760,000 for the quarter ended September 30, 2000 as compared to zero for the same period in prior year (eMD.com began operation in April 1999 and incurred no significant start-up cost as of September 30, 1999). The increase is a result of pre-selling activities targeting physicians and physician groups in support of the new website. Significant costs include initial development of marketing materials and costs related to focus testing of the web site.

         Total general and administrative expenses for the quarter ending September 30, 2000 were $5,678,000. General and administration expenses for BioShield were $2,265,000, an increase of $572,000 over the same period ending September 30, 1999. There were no borrowings or interest expense incurred for the quarter ending September 30, 2000. General and administrative expenses related to eMD.com totaled $3,567,000 as compared to $1,331,000 for the same period in prior year (eMD.com began operation in April 1999 and incurred no significant start-up cost as of September 30, 1999). These higher costs related primarily to an increase in personnel cost, legal and regulatory fees, consulting services and facility costs. A significant portion of the expenses incurred in the quarter will not be recurring in future periods as staff levels have increased to eliminate expensive consultant activity.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $7,323,000 or $1.00 per common share for the quarter ending September 30, 2000 compared to a net loss of $4,409,000 or $.69 per common share for the quarter ended September 30, 1999.

LIQUIDITY

         The Company had cash and cash equivalents totaling $2,208,000 for the quarter ending September 30, 2000 compared to $5,074,000 for the quarter ending September 30, 1999. The Company's primary sources of cash included, but was not limited to, the redemption of the outstanding warrants attached to the Company's initial public offering which was completed on February 22, 2000 for $8,402,000, completion of convertible series A and series B preferred stock offerings totaling $14,000,000 in January 2000 and June 2000, respectively, and a $2,000,000 put on the Company's existing equity line in May 2000.

         The Company's primary uses of cash to date have been in operating activities to fund research and development including clinical trials, and marketing and selling and general and administrative expenses. As of September 30, 2000, the Company's investment in equipment, website development cost and leasehold improvement, net of depreciation and amortization was $6,250,000. During the quarter ended September 30, 2000, the Company spent $1,042,000 in capital expenditures. The Company has approximately $8,000,000 available to draw upon at September 30, 2000 under an existing equity line of credit (which availability depends, among other things, upon the price of the Company's common stock being above $1 per share), and an additional $50 million under another equity line of credit available upon the effectiveness of a registration statement covering the issuance of shares and an increase in the price of the Company's common stock to above $7.50. The terms of those equity credit agreements are currently under renegotiation. We cannot assure you that we will be able to renegotiate the terms of the equity credit agreements or obtain additional capital from this or other investors. Our inability to successfully renegotiate these agreements could cause the company to dramatically curtail or cease operations.

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to borrow, raise capital in the public equity markets, and generate substantial growth in sales of its antimicrobial products combined with transaction, prescription and internet lab testing through its majority owned subsidiary, eMD.com. In order to raise working capital, the Company is negotiating with potential equity funding sources. The successful completion of a transaction with one or more of these sources of working capital is essential to the Company's ability to maintain operations. We cannot assure you that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed could require us to significantly curtail or possibly cease operations.

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

                           FORWARD-LOOKING STATEMENTS

         This Form 10-Q contains forward-looking information regarding BioShield, including our majority-owned subsidiary, eMD. The forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements, including statements as to industry trends, future economic performance, anticipated profitability, anticipated revenues and expenses, anticipated transactions and closing dates for these transactions, planned product development and products or service line growth may be significantly impacted by risks and uncertainties, including, but not limited to:

         - inability to obtain required capital for operations and future growth

         -        failure of our industries to develop at anticipated rates

         - failure of our current and planned products and services to be timely developed or to gain significant market acceptance

         - failure to obtain regulatory approvals for antimicrobial and biostatic products

         - inability to commercialize our antimicrobial and biostatic technology in a cost-effective manner

         - the introduction of equally or more effective antimicrobial and biostatic products by competitors, particularly larger competitors with established distribution systems and substantially greater financial resources

         -        failure to obtain new customers or retain existing customers

         - inability to dispose of eMD or to carry out marketing and sales plans or to establish eMD as a widely-used internet resource

         -        loss of key executives

         - delays in customer acceptance of our products and services, and

         - general economic and business conditions, competition and other economic factors.

         You can find many of these statements by looking for words such as "may", "will", "believes", "expects", "anticipates", "intends", "could", "would", "estimates" or similar expressions in this prospectus.

         These statements are only predictions and involve known and unknown risks, uncertainties and other factors, that may cause our actual results to differ from results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither BioShield nor eMD, nor or any other person or entity, assumes responsibility for the accuracy and completeness of those statements. We are under no duty to update any of the forward-looking statements after the date of this prospectus to conform these statements to actual results. All subsequent written and oral forward-looking statements attributable to BioShield, eMD or any person acting on our behalf is expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by us over time means that actual events are bearing out as estimated in such forward-looking statements.

YEAR 2000 ISSUES

         The Company experienced no adverse effect from the Year 2000 millennium bug. All operations have proceeded without incident.

MANAGEMENT CHANGES

         Effective November 20, 2000, the Company accepted the resignation of Mr. Timothy Moses, former President and Chief Executive Officer. Mr. Moses will remain as Chairman of the Board of Directors. The Board has appointed Edward U. ("Ted") Miller, currently the COO of BioShield, as interim President and CEO.

         Effective November 17, 2000, the Company has accepted the resignation of Mr. Scott Parliament, former Chief Financial Officer.

SUBSEQUENT EVENTS

         1. The Company has previously disclosed it had entered into a collateralized loan agreement with the Corey Channing Trust. Due to the decline in the Company's common stock price and other general market conditions the Trust was unable to fund the loan. The Company has not received nor does it expect to receive any funds under the agreements.

         2. The Company and Arrow-Magnolia International, Inc. have mutually agreed to terminate their agreement as of November 8, 2000, and BioShield's tender offer for up to 85% of the common stock of Arrow-Magnolia will not be filed. Management of both companies has determined that it is not in the best interest of their respective shareholders to pursue the transaction at the present time. The parties have mutually agreed to terminate the transaction over issues arising from due diligence activities conducted over the period since the agreement was originally signed as well as current market conditions. The agreement permits the companies to mutually terminate the contract under certain circumstances. There will be no breakup or termination fee paid by either party.

         3. The Company has signed a nonbinding letter of intent with a group of the current management of Electronic Medical Distribution, Inc. ("eMD") to purchase a controlling interest in eMD from BioShield. It is anticipated that BioShield will retain an ownership stake in eMD as a result of the buyout. There is no assurance that any transaction involving eMD will be consummated. If the Management group is unable to obtain independent funding for eMD and/or the Company is uanable to sell the eMD business to a third party the Company may be forced to curtail or cease eMD-related operations.

         4. Timothy C. Moses, Chairman of the Board of Directors of the Company, has been subject to a margin call against certain pledged securities, including his holdings of Company common stock, and some of his holdings have been sold as a result of the margin call. As of November 2, 2000, Mr. Moses equity holdings in Company common stock, including indirect beneficial ownership, was 598,770 shares. This represents a downward change from Mr. Moses' reported holdings as of June 30, 2000 previously reported by the Company on its Form 10K and its Definitive Proxy Statement.

         5. On October 23, 2000, Mr. Hugh Lamle resigned from the Board of Directors for personal reasons.

         6. BioShield's common stock is currently listed on the Nasdaq SmallCap Market. We cannot assure you that we will meet the requirements for continued listing. Those requirements include that we have net tangible assets of at least $2 million or a market capitalization of at least $35 million. Subsequent to September 30, 2000, the Company received correspondence from the NASD related to several issues, including but not limited to the current market price of the Company's common stock and the ability of the Company to maintain its listing on the NASDAQ small cap market. The Company intends to fully respond to the NASD inquiries. There is no assurance that the Company will be able to maintain its NASDAQ listing. If BioShield is unable to satisfy the Nasdaq SmallCap Market's requirements for continued listing, our common stock may be delisted. If our common stock is delisted, our common stock would then be traded only in the over-the-counter market in the so-called "pink sheets" or the NASD's OTC Bulletin Board. As a result, the liquidity of BioShield's common stock could be impaired, not only in the number of shares of BioShield common stock which could be bought and sold, but also through delays in the timing of transactions, reduced numbers of security analysts' and the news media's coverage of BioShield and lower prices for our securities than might otherwise be attained. In addition, if our common stock is delisted from trading on the NASDAQ SmallCap Market and the trading price of the common stock remains below $5.00 per share, trading in the common stock would be subject to the requirements of certain rules promulgated under the Securities Exchange Act of 1934. These rules would require broker-dealers to provide additional disclosure in connection with any sales of BioShield common stock. These rules would also require broker-dealers to sell these securities only to established customers, accredited investors, as defined in the Securities Act, or other investors who give prior written consent before purchasing or selling their shares of BioShield common stock. The additional burdens imposed on broker-dealers by these requirements may discourage them from effecting transactions in BioShield common stock, which could severely limit the liquidity of the BioShield common stock.

PART II. OTHER INFORMATION

Items 1, 2, 3, 4 and 5. Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                  Exhibit
                  Number                Description
                  ------                -----------

                  10.141 Termination Letter between the Company and Arrow Magnolia, Inc. dated November 8, 2000

                  10.142   Resignation Agreement as President and CEO of Timothy
                           C. Moses dated November 10, 2000

                  10.143 Letter of Intent between certain eMD management members and the Company dated November 10, 2000

                  10.144 Consulting Agreement Between The Company and Terance Byrne effective November 3, 2000

                  10.145 Consulting Agreement Between The Company and Douglas Furth effective November 3, 2000

                  27       Financial Data Schedule (for SEC use only).


         (b) Reports on Form 8-K

         None.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BIOSHIELD TECHNOLOGIES, INC.



Date: November 17, 2000             /s/ TIMOTHY C. MOSES
                                    --------------------------------------------
                                    TIMOTHY C. MOSES
                                    President and Chief Executive Officer



Date: November 17, 2000             /s/ SCOTT PARLIAMENT
                                    --------------------------------------------
                                    SCOTT PARLIAMENT
                                    Chief Financial Officer