Form 10QSB
period 2000-12-31
BIOSHIELD TECHNOLOGIES INC
filed 2001-02-20
CIK 1059623

               U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2000

                                 OR
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

    for the transition period from:

                         Commission File Number 0-24913


                          BioShield Technologies, Inc.
                          ----------------------------
           (Name of small business issuer as specified in its charter)


         Georgia                               58-2181628
         -------                               ----------
  (State or other jurisdiction     (IRS Employer Identification No.)
of incorporation or organization)


                             4405 International Blvd.
                                   Suite B-109
                             Norcross, Georgia 30093
                          -----------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (770) 925-4302



                             ----------------------
     (Former name, former address, and former fiscal year, if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,905,276 shares, as of February 15, 2001.

                            TABLE OF CONTENTS
                            -----------------


                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     1.  Consolidated Balance Sheet as of December 31, 2000 (unaudited)     3

     2.  Consolidated Statements of Operations for the three month and six month periods ended December 31, 2000 and 1999
         (unaudited)                                                        4

     3.  Consolidated Statements of Cash Flows for the
         six month periods ended December 31, 2000 and 1999 (unaudited)     5

     4.  Notes to Financial Statements                                    6-8

   Item 2.  Management's Discussion and Analysis
              or Plan of Operation                                        9-11

PART II  OTHER INFORMATION

   Item 2. Changes in securities and Use of Proceeds                        12

   Item 3. Defaults upon Senior Securities                                  12

   Item 4. Submission of Matters to a Vote of Security Holders              12

   Item 5. Other Information                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                  13

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                     ASSETS
                                   (Unaudited)

CURRENT ASSETS
 Cash and cash equivalents                                  $          1,126
 Accounts receivable                                                 232,435
 Inventories                                                         151,006
 Prepaid expenses and other current assets                           170,506
                                                               -----------------
                 Total current assets                                555,073

WEB SITE DEVELOPMENT AND OTHER
PROPERTY AND EQUIPMENT, NET                                        6,185,352

DEPOSITS AND OTHER LONG-TERM ASSETS                                  396,186
                                                               -----------------

                                                            $      7,136,611
                                                               =================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES NOT SUBJECT TO COMPROMISE
 CURRENT LIABILITIES
  Note payable                                              $        303,324
  Accounts payable                                                   829,592
  Officer loan payable                                                52,000
  Accrued liabilities                                                 30,272
                                                               -----------------
                 Total current liabilities                         1,215,188
Liabilities Subject to Compromise                                  4,080,469 (a)
                                                               -----------------
                 Total liabilities                                 5,295,657
                                                               -----------------

MINORITY INTEREST                                                  5,707,492

STOCKHOLDERS' DEFICIT
 Series A Convertible Preferred Stock                                   -
 Series B Convertible Preferred Stock                             10,000,000
 Common stock - no par value; 50,000,000 shares
  authorized; 12,451,276 issued and outstanding                   25,959,418
Additional paid-in capital                                         3,492,600
Accumulated deficit                                              (42,781,656)
Less 35,000 shares of common stock in treasury -
 at cost                                                            (536,900)
                                                               -----------------
                                                                  (3,866,538)
                                                               -----------------

                                                            $      7,136,611
                                                               =================

(a)  Liabilities subject to compromise consist of the following;
     Contracts and accounts payable                         $         3,160,219
     Accrued liabilities                                                920,250
                                                               -----------------
                                                            $         4,080,469
                                                               =================



         The accompanying notes are an integral part of these statements
                                        3

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                 For the three months ended         For the six months ended
                                                        December 31,                      December 31,
                                             --------------------------------------------------------------------
                                                     2000              1999             2000             1999
                                                --------------   ---------------   --------------    ------------
                                                 (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)

Net sales                                    $        104,163 $         268,954 $        582,322  $      413,399
Cost of sales                                          81,672           158,504          345,717         248,992
                                                --------------   ---------------   --------------    ------------
     Gross profit                                      22,491           110,450          236,605         164,407

Operating expenses
     Marketing and selling                            553,217         1,801,180        2,168,181       2,606,647
     General and administrative                     1,840,526         2,076,902        7,518,148       5,100,556
     Loss on investment                             1,500,000             -            1,500,000          -
     Research and development                         311,440           767,473          556,170       1,401,457
                                                --------------   ---------------   --------------    ------------
                                                    4,205,182         4,645,555       11,742,498       9,108,660

        Loss from operations                       (4,182,691)       (4,535,105)     (11,505,893)     (8,944,253)

Other income
     Interest and dividend income                     (64,694)           25,065              593          87,036
                                                --------------   ---------------   --------------    ------------

        Loss before minority interest              (4,247,385)       (4,510,040)     (11,505,300)     (8,857,217)

Minority interest in loss of subsidiary                80,132           190,726          218,601         190,726
                                                --------------   ---------------   --------------    ------------
        NET LOSS                                   (4,167,253)       (4,319,314)     (11,286,699)     (8,666,491)

Other comprehensive earnings (loss)
     Unrealized holding loss on subsidiary              -                  -                -            (15,750)
                                                --------------   ---------------   --------------    ------------
        NET LOSS APPLICABLE TO
       COMMON SHAREHOLDERS                   $     (4,167,253)$      (4,319,314)$    (11,286,699) $   (8,682,241)
                                                ==============   ===============   ==============    ============

Net loss per common share
     Basic and diluted                       $          (0.39)$           (0.67)$          (1.17) $        (1.37)
                                                ==============   ===============   ==============    ============

Weighted average common shares
     outstanding                                   10,789,670         6,406,578        9,634,534       6,352,802
                                                ==============   ===============   ==============    ============


         The accompanying notes are an integral part of these statements

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET



                                                     For the six months ended
                                                          December 31,
                                             -----------------------------------
                                                     2000                 1999
                                             ----------------    ---------------
                                                  (Unaudited)        (Unaudited)
Cash flows from operating activities
 Net loss                                 $      (11,286,697) $      (8,666,490)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      638,205             39,300
  Minority interest in loss of subsidiary           (218,601)              -
  Issuance of stock, stock options and
   stock warrants for services rendered               28,000            257,000
 Changes in operating assets and
  liabilities:
 (Increase) decrease in:
  Accounts receivable                                (33,838)           190,052)
  Subscription receivable                               -             4,798,750
  Inventories                                        (47,550)           (28,000)
  Prepaid expenses and other
   current assets                                    (14,066)            53,473
  Deposits and other assets                         (300,000)        (4,698,361)
 Increase (decrease) in:
  Accounts payable                                 1,453,599          4,323,996
  Officer loan payable                               (58,000)              -
  Accrued liabilities and compensation            (1,155,375)           211,590
                                            ----------------    ----------------
Net cash used in operating activities            (10,994,323)        (3,898,794)
                                            ----------------    ----------------

Cash flows from investing activities
 Capital expenditures                             (1,045,169)        (1,143,041)
 Accumulated other income/loss                       105,000            (31,500)
 Purchase of marketable securities                      -                31,500
                                            ----------------    ----------------
Net cash used in investing activities               (940,169)        (1,143,041)
                                            ----------------    ----------------

Cash flows from financing activities
 Proceeds from debt                                2,000,000              -
 Repayment of debt                                (1,696,676)             -
 Contribution of capital                                -             1,433,087
 Proceeds from stock warrants exercised              125,000              -
 Proceeds from stock options exercised               542,380              -
 Stock issued under stock option plan                   -                41,568
 Proceeds from stock issuances, net                4,792,000          1,445,274
                                            ----------------    ----------------
Net cash provided by financing activities          5,762,704          2,919,929
                                            ----------------    ----------------
Net decrease in cash                              (6,171,788)        (2,121,906)

Cash at beginning of period                        6,172,914          2,500,561
                                            ----------------    ----------------

Cash at end of period                     $            1,126  $         378,655
                                            ================    ================


         The accompanying notes are an integral part of these statements

                   BioShield Technologies, Inc. and Subsidiary

                   Notes To Consolidated Financial Statements


1.   Basis Of Preparation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of December 31, 2000, and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 2000.

2.   Stock Options and Warrants

During the six months ended December 31, 2000, the following changes occurred in outstanding employee stock options.
                                                         BSTI        eMD.com
                                                        -------      ---------
        Options outstanding at June 30, 2000            640,500      6,491,750
        Options granted                                 240,000        949,702
        Options cancelled                               (10,000)       (98,454)
        Options exercised                               (35,000)          -
                                                        --------     ---------
        Options outstanding at December 31, 2000        860,000      7,342,998
                                                        ========     =========

As of June 30, 2000, there were 180,000 options to purchase BSTI stock issued to advisory board members. During the six months ended December 31, 2000 109,000 of these options were exercised. No options were granted or cancelled during the six months ended December 31, 2000 for advisory board members. As of June 30, 2000, there were 8,000 options to purchase BSTI stock issued to a non- employee for consulting services. No options were granted, cancelled or exercised during the six months ended December 31, 2000 for consulting services.

As of June 30, 2000, there were 90,000 options to purchase eMD.com stock issued to members of the eMD.com medical advisory board members. No options were granted, cancelled or exercised during the six months ended December 31, 2000 for medical advisory board members.

During the six months ended December 31, 2000, the following changes occurred in outstanding warrants.
                                                         BSTI        eMD.com
                                                        -------      ---------
        Warrants outstanding at June 30, 2000           882,281        370,098
        Warrants granted                                   -             5,720
        Warrants cancelled                                 -              -
        Warrants exercised                              (25,000)          -
                                                        --------     ---------
        Warrants outstanding at December 31, 2000       857,281        375,818
                                                        ========     =========


3.   Segment Information

The following information is presented in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, which was adopted by the Company during 1999.

BSTI operates primarily in the antimicrobial and biostatic products segment. During 1999, the Company established a subsidiary eMD.com which operates in the pharmaceutical distribution segment via the internet.

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

                                Antimicrobial
                                and Biostatic   Pharmaceutical
                                Products        Distribution           Total
                                -------------   ---------------      -----------
As of December 31, 2000
-----------------------
Segment assets                  $ 814,642       $ 6,321,969          $ 7,136,611

Six months ended December 31, 2000
----------------------------------
Revenues from products/services $ 550,080       $   32,242           $   582,322
Gross profit                      312,066           33,651               345,717
Segment profit (loss)             238,014           (1,409)              236,605
Interest income                     9,262           23,350                32,612
Interest expense                     -                -                     -
Depreciation and amortization      40,320          597,885               638,205

                                Antimicrobial
                                and Biostatic   Pharmaceutical
                                Products        Distribution           Total
                                -------------   ---------------      -----------
Six months ended December 31, 1999
----------------------------------
Revenues from products/services $   269,954      $        -         $   269,954
Gross profit                        110,450               -             110,450
Segment profit (loss)            (1,903,022)        (2,632,096)      (4,535,118)
Interest income                      31,745             55,291           87,036
Interest expense                       -                  -                -
Depreciation and amortization        34,785              4,515           39,300

4.   Private Equity Credit Agreements

On June 30, 1999, BSTI entered into an equity agreement with an investor whereby the Company may issue and sell to the investor, from time to time, up to $10,000,000 of the Company's common stock.

Pursuant to the agreement, the Company may exercise a put by giving notice to the investor of the amount the Company requires the investor to purchase. The number of shares the investor will receive is determined by dividing the investment amount by the purchase price, determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 10% of the market price. No more than 19.99% of the outstanding common stock may be issued and sold under this agreement without shareholder approval.

The Company must reserve at all times the maximum number of common shares to enable the Company to issue a sufficient number of shares having an aggregate purchase price of the lesser of $10 million or number of shares having an aggregate purchase price of the lesser of $10 million less the number of shares actually delivered under this agreement without shareholder approval.

Additionally, the average market bid prices for the twenty trading days preceding the Company's notice to put the shares to the investor must equal or exceed $1.00 per share. During the six months ended December 31, 2000, the Company issued 3,847,743 shares at prices ranging from $1.00 to $10.00 per share under this agreement.

On June 14, 2000, BSTI entered into another equity agreement with the same investor whereby the Company may issue and sell to the investor, from time to time, up to $50 million of BSTI's common stock.

This agreement has terms similar to the $10 million agreement with the following exceptions. The purchase price for the put is determined as the market price of the common stock on the date that the notice is delivered to the investor less 10% of the market price. The aggregate average daily trading volume must equal or exceed 500,000 shares and the average of the market bid prices must equal or exceed $7.50 per share for the ten trading days immediately preceding both the date of the Company's notice to put the shares to the investor and the date of the closing of the sale of shares to the investor. As of December 31, 2000 no shares have been put under this agreement.

The Company has reserved 5,500,000 shares at December 31, 2000 related to these agreements.

5.  Litigation

         On September 7, 2000, AHT Corporation ("AHT") filed suit against the Company and certain of its officers and directors in the Superior Court of Fulton County, Georgia (the "Georgia Action") alleging breach of a June 30, 2000 acquisition agreement and related common laws claims and seeking damages in excess of $70,000,000. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000, AHT filed, in the U.S. Bankruptcy Court for the Southern District of New York, a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Following the filing of its Chapter 11 petition, AHT filed a motion seeking approval of an asset purchase agreement dated as of September 22, 2000 (the "APA"), which provided, for the sale of substantially all of AHT's assets to the Company and AHT Acquisition Corp. for approximately $15,000,000. Such sale is subject to Bankruptcy Court approval.

         Pursuant to a Debtor in Possession ('DIP") Financing, Escrow and Settlement Agreement dated as of September 22, 2000, which was approved by the Bankruptcy Court, the Company agreed to provide approximately $1.5 million in postpetition financing to AHT. That agreement also provided for the dismissal of the Georgia Action with prejudice, subject to certain conditions contained therein.

         At September 30, 2000, AHT had requested and received $378,338 from the Company under the DIP financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the DIP financing agreement.

         The Bankruptcy Court had initially scheduled a hearing to approve the APA for November 8, 2000. However, due to the decline in the Company's stock price, in early November, the Company notified AHT that it would need additional time beyond November 8, 2000 to obtain sufficient capital to acquire AHT's assets. The Bankruptcy Court did not approve the APA on November 8, 2000. Rather, on November 21, 2000, the Bankruptcy Court approved the sale of substantially all of AHT's assets to Cybear, Inc.

         On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action.

6. Subsequent Event

On January 31, 2001, Electronic Medical Distribution, Inc. ("eMD.com") a 99% owned subsidiary of the Company, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. Under Chapter 11, certain claims against eMD.com in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as Debtor-in-possesion. These claims are reflected in the December 31, 2000, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and disputed amounts.

Item 2. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         BioShield Technologies, Inc. ("Bioshield"),is a Georgia corporation organized in 1995. We historically have been engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of our retail, industrial and institutional products. Due largely to recent Environmental Protection Agency, ("EPA") approvals, we are currently selling and marketing primarily cleaning and deodorizing products.
Many of these  products  provide  long-term  killing  action  of  microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms.

         In 1999, we created a subsidiary to develop electronic commerce via the internet called Electronic Medical Distribution, Inc. ("eMD"). eMD integrates services for healthcare providers with a comprehensive internet-based product and healthcare website. These services include point of care medication management, electronic patient charting, pharmaceutical fulfillment and pharmaceutical care services, clinical services, clinical co-op management and clinical supplies. On December 7, 2000, the Board of Directors of Bioshield, elected to shut down eMD and filed for protection under Chapter 7 of the federal bankruptcy laws. Before the 7 election was completed, the Company elected to change from chapter 7 to 11, with the intention of selling the high overhead items and keeping the clinical healthcare service portion of the eMD, with the further intention of spinning eMD out as a dividend to its public shareholders, thus creating a new, separately traded public company. On or about December 12, 2000, Bioshield reorganized and restructured the Company, including a change in all directors, to focus on the core antimcrobial products in which the Company has received E.P.A approvals. As a result, BioShield currently has eMD in Chapter 11 in which it is reorganizing and preparing in the near future to spin out to existing shareholders, and operates, antimicrobial and biostatic products for use within the retail and institutional markets. BioShield is comprised of four business divisions for the sale, distribution, and development of antimicrobial, biostatic, and medical related products, retail, industrial and institutional, and specialty chemical markets.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the six-month period ended December 31, 2000 were $582,322, a slight increase over the same period last year. The increase was a result of increased distribution of the OdorFree(TM) product. Gross profit of $236,605 for the period ended December 31, 2000 represents 41% of net sales as compared to $164,407, or 40% of net sales, for the period December 31, 1999. The increase in gross margin is a result of the change in product mix and packaging, combined with the continuous improvement in finding new ways to do business. The Company is now gaining momentum focusing on its core business and has signed several new distribution agreements in the area of industrial products. The Company settled its outstanding claim with the EPA related to product labeling and gained a multiple of EPA approvals of its now two core product am500 and am1860 in 2000. The Company is awaiting final approval of its third product am3651, which will allow the Company to begin nationwide distribution in a multitude of product areas. BioShield continues to make breakthroughs in product development and testing. These events have bolstered the confidence of our customers and have prompted a significant increase in the last month, in agreements and opportunities in our core technology

         Cost of sales was $345,717 or 59% of sales and $248,992 or 60% of sales for the six-month period ended December 31, 2000 and 1999, respectively. The lower cost of sales for the six-month period ended December 31, 2000 was attributable to higher sales of the Hypoallergenic OdorFree(TM) product during the period, partially offset by efficiencies attained in the production of the Company's antimicrobial products. and continuous improvement in finding new ways to do business.

         The Company's research and development expenses decreased to $556,170 in the six month period ending December 31, 2000 from $1,401,457 for the six month period ending September 30, 1999. The decreased expenses related primarily to lower formulation development costs of the Company's antimicrobial products and other products under development combined with a reduction in development cost paid to outside parties, and the fact that the Company now has completed a majority of its initial EPA approvals. All related research and development expenses for the six-month period ending December 31, 2000 were directly related to BioShield Technologies, Inc.

         Total marketing and selling expenses in the six-month period ending December 31, 2000 were $2,168,181. Marketing and selling expenses related primarily to the activities of eMD. This slight decrease relates principally to the eMD halting all marketing and selling activities at the beginning of December 2000.

         Total general and administrative expenses for the six-month period ending December 2000 was $7,518,148. General and administration expenses for The Company has been significantly reduced since December 31, 2000 due to the reorganization and Chapter 11 filing of eMD. There were no borrowings or interest expense incurred for the six-month period ending December 31, 2000. General and administrative expenses related to eMD accounted for a significant portion of al G&A. These higher costs related primarily to an increase in personnel cost, legal and regulatory fees, consulting services and facility costs primarily of eMD.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $11,286,699 for the six-month period ending December 31, 2000 compared to a net loss of $8,666,491 for the six-month period ended December 31, 1999. A majority of the expenses incurred in the six-month period will not be recurring in future periods due to the filing of Chapter 11 for eMD and the reorganization of BioShield.

LIQUIDITY

         The Company had cash and cash equivalents totaling $1,126 for the quarter ending December 31, 2000 compared to $2,207,902 for the quarter ending September 30, 2000. The Company's primary sources of cash included, but was not limited to drawdowns on the Company's existing equity line. The Company has elected not to put additional common stock to its existing $50,000,000 equity line as not to create any more undo pressure on its existing share price. The terms of those equity credit agreements are currently under renegotiation. We cannot assure you that we will be able to renegotiate the terms of the equity credit agreements or obtain additional capital from this or other investors. Our inability to successfully renegotiate these agreements could cause the company to dramatically curtail or cease operations. Instead the company began a private placement of $500,000 in January 2001. This was comprised of selling $0.25 per share common stock and a promissory note equal to the investment due in twelve months. The Company has the right to convert the note into common stock at a 25% discount to market at the then current price of the stock on the twelve month anniversary of the closing of the private placement. Said offering was completed by February 15, 2001. It is anticipated that Bioshield will begin another private placement in the next three months for an amount between $1,000,000 and $2,000,000, however no assurance can be made that the company will be successful in these planned private placements.

         The Company's primary uses of cash to date have been in operating activities to fund research and development including EPA studies, and marketing and selling and general and administrative expenses. As of December 31, 2000, the Company's investment in equipment, website development cost and leasehold improvement, net of depreciation and amortization was halted due to the filing of Chapter 11 of eMD. The Company is currently in a work out plan and has just recently signed a letter of intent to sell off three pieces of eMd (point of care medication management system, Pharmacy and Lab America) for $2.000.000 leaving clinical services, lab reporting and supplies. Upon this conclusion and eMD coming out of Chapter 11 Bioshield will no longer carry the minority interest liability of$6,405,600 as well as accounts payable of approximately $3,300,000 attributable to eMD. It is anticipated to take approximately ninety to one hundred eighty days to complete the potential spinout of eMD, and the Company has intentions of changing the name of eMD upon the emergence from Chapter 11.

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to borrow, raise capital in the public equity markets, and generate substantial growth in sales of its antimicrobial products. In order to raise working capital, the Company is negotiating with potential equity funding sources. The successful completion of a transaction with one or more of these sources of working capital is essential to the Company's ability to maintain operations. We cannot assure you that additional financing will be available on commercially reasonable terms, or at all. Any inability to obtain additional financing when needed could require us to significantly curtail or possibly cease operations. The Company expects to continue to have a need to fund operating losses. Accordingly, the Company will be required to obtain additional capital in the near future. The commercialization of the parent company's antimicrobial products will require additional capital. The Company's failure to generate substantial growth in the sales of its antimicrobial products; progress in research and development programs; the cost and timing of seeking regulatory approvals of the Company's product under development; the Company's ability to manufacture products at an economically feasible cost; cost in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital prior to obtaining positive cash flows and substantial delay or reduction of the scope of business. There can be no assurance that the Company will be successful in its efforts to obtain additional capital, and that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing shareholders.

Forward-Looking Statements
--------------------------

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future economic performance, plans and objectives of management for future operations and projections of revenues and other financial items that are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Those statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and our other filings with the SEC. If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially form those indicated.

                                     PART II

                                OTHER INFORMATION

Items 1. Legal Proceedings
--------------------------

         On September 7, 2000, AHT Corporation ("AHT") filed suit against the Company and certain of its officers and directors in the Superior Court of Fulton County, Georgia (the "Georgia Action") alleging breach of a June 30, 2000 acquisition agreement and related common laws claims and seeking damages in excess of $70,000,000. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000, AHT filed, in the U.S. Bankruptcy Court for the Southern District of New York, a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Following the filing of its Chapter 11 petition, AHT filed a motion seeking approval of an asset purchase agreement dated as of September 22, 2000 (the "APA"), which provided, for the sale of substantially all of AHT's assets to the Company and AHT Acquisition Corp. for approximately $15,000,000. Such sale is subject to Bankruptcy Court approval.

         Pursuant to a Debtor in Possession ('DIP") Financing, Escrow and Settlement Agreement dated as of September 22, 2000, which was approved by the Bankruptcy Court, the Company agreed to provide approximately $1.5 million in postpetition financing to AHT. That agreement also provided for the dismissal of the Georgia Action with prejudice, subject to certain conditions contained therein.

         At September 30, 2000, AHT had requested and received $378,338 from the Company under the DIP financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the DIP financing agreement.

         The Bankruptcy Court had initially scheduled a hearing to approve the APA for November 8, 2000. However, due to the decline in the Company's stock price, in early November, the Company notified AHT that it would need additional time beyond November 8, 2000 to obtain sufficient capital to acquire AHT's assets. The Bankruptcy Court did not approve the APA on November 8, 2000. Rather, on November 21, 2000, the Bankruptcy Court approved the sale of substantially all of AHT's assets to Cybear, Inc.

         On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action.

Item 2. Changes in securities and Use of Proceeds
-------------------------------------------------
- NONE -

Item 3. Defaults upon Senior Securities
---------------------------------------
- NONE -

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
- NONE -

Item 5. Other Information
-------------------------
- NONE -

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      Exhibits                        - NONE -

(b)      Reports on Form 8-K             Date of report, December 26, 2000 filed
                                         January 4, 2001.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: February 20, 2001          /s/  Timothy C. Moses
                                 -------------------------
                                 Name:Timothy C. Moses
                                 Title:President and Chief Executive Officer