Form 10KSB/A
period 2000-06-30
BIOSHIELD TECHNOLOGIES INC
filed 2001-04-30
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-KSB/A
                                  Amendment 1
                                 ---------------

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

                         COMMISSION FILE NUMBER 0-24913

                                 ---------------

                          BIOSHIELD TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                   GEORGIA                                       58-2181628
        (State or other jurisdiction                          (I.R.S. Employer
      of incorporation or organization)                      IDENTIFICATION NO.)

           4405 International Blvd.
                NORCROSS, GA                                        30093
   (Address of principal executive office)                       (Zip Code)

                                 (770)925-3653
                (Issuer's telephone number, including area code)

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







                        CONSOLIDATED FINANCIAL STATEMENTS
                            AND REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS

                          BIOSHIELD TECHNOLOGIES, INC.
                                 AND SUBSIDIARY
                             June 30, 2000 and 1999

                                 C O N T E N T S



                                                                 Page
                                                                 ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                F3

FINANCIAL STATEMENTS

       CONSOLIDATED BALANCE SHEET                                 F4

       CONSOLIDATED STATEMENTS OF OPERATIONS                      F5

       CONSOLIDATED STATEMENT OF CHANGES IN
         STOCKHOLDERS' DEFICIT                                    F6

       CONSOLIDATED STATEMENTS OF CASH FLOWS                      F8

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                F10



                                       F2

               Report of Independent Certified Public Accountants




Board of Directors
BioShield Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BioShield Technologies, Inc. and Subsidiary as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BioShield Technologies, Inc. and Subsidiary as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements the Company has a stockholder deficit at June 30, 2000, and has incurred significant recurring operating losses which raise substantial doubt about its ability to continue as a going concern without the raising of additional debt and/or equity financing to fund operations. Management's plans in regard to these matters are described in Note B. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A to the financial statements on January 31, 2001, a subsidiary of the Company filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia.

                                                    /s/Feldman Sherb & Co., P.C.
                                                       Feldman Sherb & Co., P.C.

New York, New York
April 19, 2001




                                       F3

                   BioShield Technologies, Inc. and Subsidiary

                           CONSOLIDATED BALANCE SHEET




                                     ASSETS


                                                        June 30,
                                               ---------------------------
                                                    2000           1999
                                                 ----------    -----------
CURRENT ASSETS
 Cash and cash equivalents                     $  6,172,914    $ 2,500,561
 Marketable securities                               28,000        103,250
 Accounts receivable                                198,597        102,013
 Stockholders' subscription receivable                   --      4,798,750
 Inventories                                        103,456        151,403
 Prepaid expenses and other current assets          156,440        171,073
                                                 -----------   -----------
         Total current assets                     6,659,407      7,827,050


PROPERTY AND EQUIPMENT, NET                       5,778,388        202,400

DEPOSITS AND OTHER LONG-TERM ASSETS                  96,186        194,293
                                                 -----------   -----------

                                               $ 12,533,981    $ 8,223,743
                                                 ===========   ===========


                                       F4

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        June 30,
                                               ---------------------------
                                                    2000           1999
                                                 ----------    -----------

CURRENT LIABILITIES
 Contracts payable                             $  1,429,254    $        --
 Accounts payable                                 1,106,958        597,877
 Officer loan payable                               110,000             --
 Accrued liabilities                              1,209,000        195,044
 Accrued compensation                               905,897         58,085
 Accrued interest payable                                --            839
                                                 ----------    -----------
         Total current liabilities                4,752,109        851,845

MINORITY INTEREST                                 5,926,093      4,798,750

STOCKHOLDERS' EQUITY
 Series A Convertible Preferred Stock                    --             --
 Series B Convertible Preferred Stock            10,000,000             --
 Common stock - no par value; 50,000,000
  shares authorized; 8,354,073 and 6,322,315
  issued and outstanding at
  June 30, 2000 and 1999,  respectively          20,472,038      7,336,318
 Additional paid-in capital                       3,492,600        870,900
                                                 ----------    -----------
                                                 33,964,638      8,207,218
 Accumulated other comprehensive loss               (77,000)        (1,750)
 Accumulated deficit                            (31,494,959)    (5,632,320)
 Less 35,000 shares of common stock in
  treasury - at cost                               (536,900)            --
                                                 ----------    -----------
                                                  1,855,779      2,573,148
                                                 ----------    -----------

                                               $ 12,533,981   $  8,223,743
                                                 ==========    ===========


        The accompanying notes are an integral part of these statements.


                                       F5

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          For the years ended June 30,


                                            2000                  1999
                                        ------------           -----------
Net sales                               $    945,733           $   305,336
Cost of sales                                640,558               188,913
                                        ------------           -----------
   Gross profit                              305,175               116,423

Operating expenses
 Marketing and selling                     6,118,677               780,566
 General and administrative               18,548,682             2,067,669
 Research and development                    845,465               717,978
                                         ------------           -----------
                                          25,512,824             3,566,213
                                         ------------           -----------

   Loss from operations                  (25,207,649)           (3,449,790)

Other income (expense)
 Royalty fees                                     --                75,000
 Interest and dividend income                138,003               102,134
 Interest expense                                 --               (16,960)
                                         ------------           -----------
                                             138,003               160,174
                                         ------------           -----------

Net loss before minority interest        (25,069,646)           (3,289,616)

Minority interest in loss of subsidiary      479,507                    --
                                         ------------           -----------

NET LOSS                                 (24,590,139)           (3,289,616)

Inducements for issuance and redemption
 of preferred stock                       (1,272,500)                   --
                                         ------------           -----------

NET LOSS APPLICABLE TO
 COMMON SHAREHOLDERS                     $(25,862,639)          $(3,289,616)
                                          ============           ===========

Net loss per common share
 Basic                                   $      (3.66)          $     (0.57)
                                          ============           ===========

Weighted average common
 shares outstanding                         7,066,812             5,815,191
                                          ============           ===========




        The accompanying notes are an integral part of these statements.



                                       F6

                   BioShield Technologies, Inc. and Subsidiary

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                   For the years ended June 30, 2000 and 1999



                                                    Common stock              Preferred Stock               Preferred Stock
                                                    no par value                 Series A                       Series B
                                             --------------------------   -------------------------   -------------------------
                                                Shares         Amount       Shares         Amount        Shares       Amount
                                             -----------    -----------   -----------   -----------   -----------   -----------
Balance at June 30, 1998                       4,395,040    $ 1,153,001            --   $        --            --   $        --

Net loss for the year ended
  June 30, 1999                                       --             --            --            --            --            --
Unrealized loss on securities                         --             --            --            --            --            --

Total comprehensive loss

Proceeds from issuance of shares
   under initial public offering               1,300,000      5,102,794            --            --            --            --
Proceeds from exercise of stock
  warrants                                       612,275      1,065,523            --            --            --            --
Proceeds from exercise of stock options           15,000         15,000            --            --            --            --
Stock options issued for services rendered            --             --            --            --            --            --
Compensation related to previously issued
   options                                            --             --            --            --            --            --
Contribution to capital                               --             --            --            --            --            --
                                             -----------    -----------   -----------   -----------   -----------   -----------

Balance at June 30, 1999                       6,322,315      7,336,318            --            --            --            --



                                                          Accumulated
                                            Additional       other                                 Common
                                             paid-in     comprehensive        Accumulated         stock in
                                             capital     earnings (loss)        deficit           treasury               Total
                                            ----------   ---------------      -----------        ----------           -----------
Balance at June 30, 1998                      $122,400   $         --         $  (870,775)       $       --           $   217,126

Net loss for the year ended June 30, 1998           --             --          (1,471,929)               --            (1,471,929)
                                                                                                                      -----------
Total comprehensive loss                                                                                               (1,471,929)
Proceeds from issuance of shares
   under private placement offering                 --             --                  --                --               187,500
Stock options issued for services
   rendered                                    156,650             --                  --                --               156,650
Contributions to capital                        50,000             --                  --                --                50,000
                                            ----------   ------------         -----------        ----------           -----------

Balance at June 30, 1998                       329,050             --          (2,342,704)               --              (860,653)

Net loss for the year ended
  June 30, 1999                                     --             --          (3,289,616)               --            (3,289,616)
Unrealized loss on securities                       --         (1,750)                 --                --                (1,750)
                                                                                                                      -----------
Total comprehensive loss                                                                                               (3,291,366)

Proceeds from issuance of shares
   under initial public offering                    --             --                  --                --             5,102,794
Proceeds from exercise of stock
  warrants                                          --             --                  --                --             1,065,523
Proceeds from exercise of stock options             --             --                  --                --                15,000
Stock options issued for services rendered      95,250             --                  --                --                95,250
Compensation related to previously issued
   options                                     121,600             --                  --                --               121,600
Contribution to capital                        325,000             --                  --                --               325,000
                                            ----------   ------------         -----------        ----------           -----------
Balance at June 30, 1999                       870,900         (1,750)         (5,632,320)               --             2,573,148



                                       F7

                   BioShield Technologies, Inc. and Subsidiary

                   For the years ended June 30, 2000 and 1999



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
                                    ===========   ===========   ===========   ============     ===========    =========== ==========


                                                    Accumulated
                                                        other                                 Common
                                                    comprehensive       Accumulated          stock in
                                                   earnings (loss)        deficit            treasury            Total
                                                   ---------------     ------------         ---------         -------------
Balance at June 30, 1999
   (carried forward)                                     (1,750)         (5,632,320)               --             2,573,148

Net loss for the year ended
  June 30, 2000                                              --         (24,590,139)               --           (24,590,139)
Unrealized loss on securities                           (75,250)                 --                --               (75,250)
                                                                                                              -------------
Total comprehensive loss                                                                                        (24,665,389)
                                                                                                              -------------

Proceeds from exercise of
 stock warrants                                             --                   --                --             9,053,150

Proceeds from exercise of
 stock options                                               --                  --                --                82,570
Stock warrants issued for
 services rendered                                           --                  --                --             2,161,500
Compensation related to
 stock options issued                                        --                  --
                                                                                                   --               360,200
Contribution to capital                                      --                  --                --               100,000
Proceeds from issuance of
 shares under preferred
 stock agreement                                             --            (251,250)               --             3,748,750
Conversion of preferred stock                                --                  --                --                    --
Repurchase of preferred stock                                --            (300,000)               --            (2,300,000)
Repurchase of common stock                                   --                  --          (536,900)             (536,900)
Proceeds from issuance of
 shares under private placement                              --                  --                --             2,000,000
Proceeds from issuance of
 shares under preferred
 stock agreement                                             --            (721,250)               --             9,278,750
                                                   ------------       -------------       -----------           -----------
Balance at June 30, 2000                           $    (77,000)      $ (31,494,959)      $  (536,900)          $ 1,965,779
                                                   ============       =============       ===========           ===========




        The accompanying notes are an integral part of these statements.


                                       F8

                   BioShield Technologies, Inc. and Subsidiary

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          For the years ended June 30,


                                                   2000              1999
                                                ------------      -----------
Cash flows from operating activities:
 Net loss                                      $(24,590,139)      $(3,289,616)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                    984,912            28,215
   Minority interest in loss of subsidiary         (479,507)               --
   Issuance of stock, stock options and stock
    warrants for services rendered                2,521,700           216,850
 Changes in operating assets and
  liabilities:
  (Increase) decrease in:
    Accounts receivable                             (96,584)            8,068
    Inventory                                        47,947             6,381
    Prepaid expenses and
     other current assets                            14,633          (168,573)
    Deposits and other assets                        98,107          (133,382)
   Increase in:
    Accounts payable                                509,081           288,339
    Officer loan payable                            110,000                --
    Accrued liabilities and payroll               1,851,929           (79,770)
                                                 ------------      -----------
Net cash used in operating activities           (19,027,921)       (3,123,488)
                                                 ------------      -----------

Cash flows from investing activities:
 Capital expenditures                            (5,131,646)         (125,904)
 Purchase of marketable securities                       --          (105,000)
                                                 ------------      -----------
Net cash used by investing activities            (5,131,646)         (230,904)
                                                 ------------      -----------





                                       F9

                   BioShield Technologies, Inc. and Subsidiary

                          For the years ended June 30,



                                                   2000              1999
                                                ------------      -----------
Cash flows from financing activities:
 Proceeds from debt                                      --                --
 Repayment of debt                                       --          (655,000)
 Contribution to capital                            100,000           325,000
 Proceeds from stock warrants exercised           9,053,150         1,065,523
 Proceeds from stock options exercised               82,570            15,000
 Proceeds from issuance of Series A
 Preferred Stock, net                             3,748,750                --
 Redemption of Series A Preferred Stock          (2,300,000)               --
 Proceeds from issuance of Series B
 Preferred Stock, net                             9,278,750                --
 Proceeds from common stock issuances, net        2,000,000         5,102,794
 Repurchase of common stock for the treasury       (536,900)               --
 Proceeds from common stock issuances
  of subsidiary, net                              6,405,600                --
                                                ------------      -----------
Net cash provided by financing activities        27,831,920         5,853,317
                                                ------------      -----------

Net increase in cash                              3,672,353         2,498,925

Cash at beginning of period                       2,500,561             1,636
                                                ------------      -----------
Cash at end of period                          $  6,172,914       $ 2,500,561
                                                ============      ===========


Supplemental disclosure of cash flow information:

Cash paid during the period
 for interest                                  $         --       $    34,498

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

         On January 31, 2001, eMD.com filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. Under Chapter 11, certain claims against eMD.com in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as Debtor-in-possesion. The following pro-forma condesed balance sheet gives effect to the valuation of the web site development costs had eMD.com filed for bankruptcy as of June 30, 2000.

                                                As Reported     Pro-forma
                                                               (Unaudited)
                Total Assets                   $12,533,981     $10,442,657

                Total Liabilities              $ 4,752,109     $ 4,752,109

                Total Stockholders
                  Equity (Deficit)             $ 1,855,779     $   (58,621)

NOTE B - GOING CONCERN

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since its inception and there is substantial doubt that it will be able to continue as going concern without additional funding. In the year ended June 30, 2000, the Company raised an additional $24,163,220 in equity financing and management intends to continue to seek additional financing to fund its operations although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         3.       Marketable securities

         The Company categorizes marketable securities as available-for-sale securities, as defined by Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities. A separate component of stockholders' equity reports the net amount of unrealized holding gains and losses until realized.



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

         5.       Web site development and amortization

         The Company accounts for costs incurred for the development of its web site in accordance with Emerging Issues Task Force Issue No. 00-2, Accounting for Web Site Development Costs. All costs incurred during the planning stage of development are expensed. Costs related to application and infrastructure development are generally capitalized. Costs to operate the web site are generally expensed as incurred. Capitalized web site development costs are amortized over 36 months. Amortization expense related to web site costs totaled $709,300.

        6.        Impairment of long - lived assets

         In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At June 30, 2000, the Company believes that the balance of long - lived assets in the accompanying balance sheet is appropriately valued.

         7.       Property, equipment and depreciation

         Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $276,000 and $28,000 for the years ended June 30, 2000 and 1999 respectively.

         Estimated service lives are as follows:

         Office equipment                                      3 years

         Machinery, leasehold improvements,
           furniture and equipment                          5-10 years

         8.       Use of estimates in the preparation of financial statements

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




                                       F12

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         9.       Revenue recognition

         The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped and title transfers to the customer.

         10.      Income taxes

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

         11.      Research and development costs

         The costs of research and development include, among other things, consumable supplies and materials to be used for the development of the Company's intended products, and the cost of testing and consulting related to filing with the Environmental Protection Agency (EPA) and patent filings. Research and development costs are expensed when incurred and amounted to $845,465 and $717,978 for the years ended June 30, 2000 and 1999 respectively.

         12.      Advertising costs

         The Company expenses the cost of advertising the first time advertising takes place. Costs of developing advertising materials are expensed at the time the advertising materials are produced and distributed to customers. Advertising expense was $1,757,219 and $597,550 for the years ended June 30, 2000 and 1999 respectively.

         Included in advertising expense was $987,312 of slotting fees paid to retailers or their agents for the year ended June 30, 2000. No slotting fees were paid for 1999. The Company expenses slotting fees as incurred.

         13.      Loss per common share

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


                                       F13

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         14.      Stock-based compensation

         Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note H).

         15.      Fair value of financial instruments

         The Company's financial instruments include cash, marketable securities, accounts receivable and accounts payable. Because of their short maturities, the carrying amount approximates fair market value.

NOTE D - INVENTORIES

         Inventories consist of the following:

                                            June 30,     June 30,
                                             2000          1999
                                           --------      --------
Raw Materials                              $ 85,808    $  60,273
Work in Process                                  --       47,993
Finished Goods                               17,648       43,137
                                           --------      --------

                                           $103,456    $ 151,403
                                           ========      ========



                                       F14

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE E -  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                 June 30,        June 30,
                                                   2000            1999
                                               -----------    --------------
  Leasehold improvements                     $   671,217    $      33,385
  Office furniture and equipment               1,503,795          125,891
  Machinery and equipment                        163,550           88,700
                                               -----------    --------------
  Total other property and equipment           2,338,562          247,976
   Less accumulated depreciation                (321,191)         (45,576)
                                               -----------     -------------
   Net other property and equipment            2,017,371          202,400

 Website development costs, net of
  amortization of $709,300                     3,761,017               --
                                               -----------     -------------
                                             $ 5,778,388    $     202,400
                                               ===========     =============


NOTE F - COMMITMENTS AND CONTINGENCIES

   Operating Leases

         The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2009 and require the Company to pay all maintenance costs. Rent expense under these leases was $481,592 and $72,082 for the years ended June 30, 2000 and 1999 respectively.

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
                                                   ===========



                                       F15

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE F - COMMITMENTS AND CONTINGENCIES - Continued

         Mergers and Acquisitions

         On June 30, 2000, BSTI entered into an agreement to acquire AHT Corporation ("AHT") and integrate AHT into its eMD.com internet healthcare subsidiary. It was expected that the combined entity would offer comprehensive internet clinical transaction services. Subsequently, the agreement was amended as a result of a lawsuit filed by AHT alleging breach of contract. See Note P.

         Employment Agreements

         The Company has an employment agreement with the chief executive officer of BSTI expiring December 12, 2005. The agreement provides for an annual base salary of $250,000, an annual performance bonus based on a matrix of sales dollars and profit before income tax not to exceed 100% of base salary per year and/or up to $2,000,000 in stock incentive plan, and a severance package in the event of termination other than for cause or good reason as defined within the agreement.

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



NOTE G - PREFERRED STOCK

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


NOTE H - STOCK OPTIONS AND WARRANTS

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


                                       F17

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE H - STOCK OPTIONS AND WARRANTS - Continued

         Employee stock option transactions for BSTI for the years ended June 30, 2000 and 1999 are summarized as follows:

                                      Year ended                Year ended
                                     June 30, 2000             June 30, 1999
                                 --------------------      --------------------
                                             Weighted                  Weighted
                                              average                   average
                                             exercise                  exercise
                                  Shares       price        Shares      price
                                 ---------   --------     ---------    --------
   Outstanding, beginning of
    year                          820,000     $  5.87        90,000     $  1.67
   Granted                        173,500       10.56       745,000        6.27
   Exercised                     (153,000)       4.15       (15,000)       1.00
   Forfeited                     (200,000)       6.30             -           -
                                 ---------    -------     ---------     -------

   Outstanding, end of year       640,500     $  7.41       820,000     $  5.87
                                 ========     =======     =========     =======

   Options exercisable at year
    end                           612,000                   410,000

   Weighted average fair value of
    options granted during the
    year                         $   7.76                 $    3.15


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
                               =======            ====          =======             =======          ======


                                       F18

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

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

         Employee stock option transactions for eMD.com for the years ended June 30, 2000 and 1999 are summarized as follows:

                                      Year ended                Year ended
                                    June 30, 2000             June 30, 1999
                               -----------------------    ---------------------
                                             Weighted                  Weighted
                                             average                    average
                                             exercise                  exercise
                                Shares        price       Shares         price
                              ----------     --------   ----------     --------
Outstanding, beginning of
 period                        4,650,000      $ 2.00             -     $     -
 Granted                       1,996,750        4.59     4,650,000        2.00
 Exercised                      (155,000)       4.19             -           -
 Forfeited                             -           -             -           -
                              ----------      ------    ----------     -------
Outstanding, end of year       6,491,750      $ 2.75     4,650,000     $  2.00
                              ==========      ======    ==========     =======

Options exercisable at
 year end                      4,650,000                 4,650,000

Weighted average fair value
 of options granted during
 the year                     $     3.99                $    0.001




                                       F19

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

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

         The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $360,200 and $61,250 has been recognized for the years ended June 30, 2000 and 1999 respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                                                  June 30, 2000       June 30,1999
                                                                  --------------      ------------

     Net loss applicable    As reported                          $   (25,862,639)   $   (3,291,366)
       to common            Adjustment related to BSTI                (2,158,507)         (754,271)
       shareholders         Adjustment related to eMD.com             (1,887,407)                -
                                                                 ---------------    --------------

                            Pro forma                            $   (29,908,553)   $   (4,045,637)
                                                                 ===============    ==============
     Basic net loss
       per common
       share                As reported                          $         (3.66)    $        (0.57)
                            Adjustment related to BSTI                     (0.30)             (0.13)
                            Adjustment related to eMD.com                  (0.27)                -
                                                                 ---------------    --------------

                            Pro forma                            $         (4.23)   $        (0.70)
                                                                 ===============    ==============


                                       F20

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

         The fair values were estimated using the Black Scholes options-pricing model with the following weighted average assumptions:

                                             June 30, 2000      June 30,1999
                                             --------------     ------------
   BSTI
    Expected dividend yield                       0.0%              0.0%
    Expected price volatility                   85.20%            84.96%
    Risk-free rate of return                      7.0%              6.5%
    Expected life of options                 3.0 years         3.0 years

   eMD.com
    Expected dividend yield                       0.0%              0.0%
    Expected price volatility                  122.00%             1.00%
    Risk-free rate of return                      7.0%              6.5%
    Expected life of options                   5 years           3 years


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


                                       F21

                  BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

         Warrants

         Inconnection with a private placement offering during the year ended June 30, 1998, warrants for the purchase of 490,000 shares of BSTI were issued with an exercise price ranging from $5.00 to $5.25 expiring April 2003. Also, during the year ended June 30, 1998, warrants for the purchase of 18,750 shares of BSTI were issued in connection with other private placement offerings. These warrants have a five-year term and an exercise price of $0.50.

         Inconnection with its initial public offering during the year ended June 30, 1999, warrants for the purchase of 1,365,000 shares of BSTI were issued with an exercise price ranging from $6.00 to $7.50 expiring September 2003.

         Inconnection with the issuance of Series B Convertible Preferred Stock during the year ended June 30, 2000, warrants for the purchase of 79,281 shares of BSTI were issued with an exercise price of $18.92 expiring June 14, 2000.

         During the year ended June 30, 2000, warrants for the purchase of 375,000 shares of BSTI were issued for services rendered in lieu of cash with exercise prices ranging from $5.00 to $17.00 expiring July and August 2004. Consulting expense of $1,923,900 has been recognized for the year ended June 30, 2000 related to these warrants.

         Stock warrant transactions for BSTI for the years ended June 30, 2000, 2000 and 1999 are summarized as follows:

                                                 Year ended         Year ended
                                               June 30, 2000       June 30, 1999
                                               -------------       -------------


     Outstanding, beginning of year               1,890,977           1,138,252
       Granted                                      454,281           1,365,000
       Exercised                                 (1,458,586)           (612,275)
       Forfeited                                     (4,391)                  -
                                               -------------       -------------
     Outstanding, end year                          882,281           1,890,977
                                               =============       =============


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


                                       F22

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE H - STOCK OPTIONS AND WARRANTS - Continued

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


NOTE I - INCOME TAXES

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
                                                ============       ============



                                       F23

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999


NOTE I - INCOME TAXES - Continued

         The income tax provisions for the years ended June 30, 2000 and 1999 differ from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. These differences are the result of applying valuation allowances against the deferred tax assets.

         Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended June 30, 2000 and 1999 are as follows:

                                                   June 30,           June 30,
                                                    2000                1999
                                                ------------       ------------
Income tax benefit at applicable
 Federal rate of 34%                           $  9,607,420       $  1,118,469
State tax benefit, net of Federal
 income tax effect                                  107,000            131,585
Other                                               (22,874)            (3,939)
                                                ------------       ------------
                                                  9,691,546          1,246,115
Increase in deferred income tax
 asset valuation allowance                       (9,691,546)        (1,246,115)
                                                ------------       ------------
Net income tax benefit                         $         --       $         --
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

NOTE J - SIGNIFICANT CUSTOMERS

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


NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

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


NOTE L - SEGMENT INFORMATION

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

         Sales to significant customers reported in Note J relate to the antimicrobial and biostatic products segment only.

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


NOTE L - SEGMENT INFORMATION - Continued

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


NOTE M - RELATED PARTY TRANSACTIONS

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


                                       F27

                   BioShield Technologies, Inc. and Subsidiary

                             June 30, 2000 and 1999



NOTE M - RELATED PARTY TRANSACTIONS - continued

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

NOTE N - FORMATION OF ELECTRONIC MEDICAL DISTRIBUTION, INC.

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

                             June 30, 2000 and 1999


NOTE O - PRIVATE EQUITY CREDIT AGREEMENTS

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


NOTE P - SUBSEQUENT EVENTS

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

                                   BioShield Technologies, Inc.



Date: April 30, 2001
                                   /s/ TIMOTHY C. MOSES
                                   --------------------------------------------
                                       TIMOTHY C. MOSES
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                        Date



/Timothy C. Moses/             Co-Chairman, President            April 30, 2001
----------------------------   and Chief Executive Officer
Timothy C. Moses



/Angela B. Howell/             Secretary-Treasurer               April 30, 2001
----------------------------   and a Director
Angela B. Howell



/Dr. Rodothea Milatou/         Director                          April 30, 2001
----------------------------
Dr. Rodothea Milatou



/Alan Lingo/                   Director                          April 30, 2001
----------------------------
Alan Lingo


Kevin Smith/                   Director                          April 30, 2001
----------------------------
Dr. Kevin Smith