Form 10QSB
period 2001-03-31
BIOSHIELD TECHNOLOGIES INC
filed 2001-05-21
CIK 1059623

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                          EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 14,401,276 shares, as of March 31, 2001.

                            TABLE OF CONTENTS
                            -----------------


                                                                            PAGE
                                                                            ----

PART I  FINANCIAL INFORMATION

   Item 1.  Financial Statements

     1.  Consolidated Balance Sheet as of March 31, 2001 (unaudited)        3

     2.  Consolidated Statements of Operations for the three month and nine month periods ended March 31, 2001 and 2000
         (unaudited)                                                        4

     3.  Consolidated Statements of Cash Flows for the
         nine month periods ended March 31, 2001 and 2000 (unaudited)       5

     4.  Notes to Consolidated Financial Statements                        6-8

   Item 2.  Management's Discussion and Analysis
              or Plan of Operation                                        9-11

PART II  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds                        12

   Item 3. Defaults upon Senior Securities                                  12

   Item 4. Submission of Matters to a Vote of Security Holders              12

   Item 5. Other Information                                                12

   Item 6.  Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                  13

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2001


                                     ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                      $     108,677
 Accounts receivable                                                  398,868
 Prepaid expenses and other current assets                            161,539
                                                                   ----------

     Total current assets                                             669,084

WEB SITE DEVELOPMENT AMD OTHER
 PROPERTY AND EQUIPMENT, NET                                        4,170,819

DEPOSITS AND OTHER LONG-TERM ASSETS                                   396,186
                                                                    ----------
                                                                $   5,236,089
                                                                    ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Note payable                                                   $     303,324
 Accounts payable                                                   1,043,800
 Officer loan payable                                                  52,000
 Accrued liabilities                                                   29,078
                                                                    ---------
     Total current liabilities                                      1,428,202

LIABILITIES SUBJECT TO COMPROMISE                                   4,080,469
                                                                    ----------

      Total liabilities                                             5,508,671

MINORITY INTEREST                                                   5,658,977

STOCKHOLDERS' DEFICIT:
 Series B Convertible Preferred Stock                              10,000,000
 Common stock - no par value; 50,000,000 shares
  authorized; 14,401,276 issued and outstanding                    26,446,668
 Stock subscription receivable                                        (10,000)
 Addional paid-in capital                                           3,455,100
                                                                   ----------
                                                                   39,891,768
 Accumulated other comprehensive loss
  Accumulated deficit                                             (45,286,427)
  Less 35,000 shares of common stock in treasury -
   at cost                                                           (536,900)
                                                                   ----------
                                                                   (5,931,559)
                                                                   ----------
                                                                $   5,236,089
                                                                   ==========
(a)Liabilities subject to compromise consist of the following:
    Contracts and accounts payable                              $   3,160,219
    Accrued liabilities                                               920,250
                                                                    ---------
                                                                $   4,080,469
                                                                    =========

        The accompanying notes are an integral part of these statements
                                        3

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                           For the Three Months Ended  For the Nine Months Ended
                                    March 31,                    March 31,
                           -------------------------   -------------------------
                             2001         2000            2001          2000
                           ----------   -----------    -----------   -----------
                          (unaudited)   (unaudited)    (unaudited)   (unaudited)

Net sales                   $ 415,471    $ 323,783      $ 997,793     $ 737,182
Cost of sales                 238,305      162,665        584,022       411,657
                             --------      --------      --------     --------
Gross profit                  177,166      161,118        413,771       325,525
                             --------      --------      --------     --------
Operating expense:
 Marketing and selling        264,059    1,459,034      2,142,913     4,065,681
 General and administrative   778,479    2,442,410      8,782,264     7,542,966
 Loss on impairment         1,751,343         -         1,751,343          -
 Loss on investment              -            -         1,500,000          -
 Research and development      17,428      955,688        377,287     2,357,145
                            ---------    ---------     ----------    ----------
                            2,811,309    4,857,132     14,553,807    13,965,792
                            ---------    ---------     ----------   -----------

Loss from operations       (2,634,143)  (4,696,014)   (14,140,036)  (13,640,267)

Other income
 Interest and dividend
  income                       32,293       21,606         32,886       108,642
 Other income                  48,564         -            48,564          -
                            ---------    ---------     ----------    ----------
                               80,857       21,606         81,450       108,642
                            ---------    ---------     ----------    ----------
Loss before minority
 interest                  (2,553,287)  (4,674,408)   (14,058,587)  (13,531,625)

Minority interest in loss
 of subsidiary                 48,513       52,107        267,114       242,833
                            ---------    ---------     ----------    ----------
NET LOSS                   (2,504,774)  (4,622,301)   (13,791,473)  (13,288,792)

Other comprehensive
 earnings (loss)
Unrealized holding loss
 on subsidiary                   -          (9,618)          -          (25,368)
                            ---------    ---------     ----------    ----------
LOSS APPLICABLE TO
 COMMON SHAREHOLDERS     $ (2,504,774) $(4,631,919)  $(13,791,473) $(13,314,160)
                          ===========   ==========    ===========   ===========

Net loss per common share
 Basic                   $      (0.23) $     (0.66)  $      (1.03) $      (1.93)

Weighted averaage common
 shares outstanding        10,898,135    7,034,085     13,415,962     6,885,046


        The accompanying notes are an integral part of these statements
                                        4

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                   CONSOLIDATED STATEMENTS OF CASH FLOWS



                                              For the nine months ended
                                                      March 31,
                                              -------------------------
                                                  2001           2000
                                              -----------    -----------
                                              (unaudited)    (unaudited)

Cash flows from operating activities:
 Net loss                                    $(13,791,473)   $(13,288,791)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
   Depreciation and amortization                  668,365         458,565
   Minority interest in loss of subsidiary       (267,116)       (242,833)
   Issuance of stock, stock options and
    stock warrants for services rendered             -          2,029,400
   Loss on impairment                           1,751,343            -
   Changes in operating assets and
    liabilities:
   (Increase) decrease in:
     Accounts receivable                         (200,271)       (262,070)
     Inventories                                  103,456         (79,168)
     Prepaid expenses and other
      current assets                               (5,099)        (51,922)
     Deposrts and other assets                   (300,000)         14,829
    Increase (decrease) in:
     Accounts payable                           1,676,808          56,061
     Officer loan payable                         (58,000)           -
     Accrued liabilities and compensation      (1,165,565)        690,484
                                              -----------    ------------
Net cash used in operating activities         (11,587,552)    (10,675,445)
                                              -----------    ------------

Cash flows from investing activitities:
 Capital expenditures                            (812,139)     (4,258,234)
 Accumulated other income/(loss)                  105,000            -
                                              -----------    ------------
Net cash used in investing activities            (707,139)     (4,258,234)
                                              -----------    ------------

Cash flows from financing activities:
 Proceeds from debt                               303,324            -
 Contributions of capital                            -            326,687
 Proceeds from stock warrants exercised           125,000       7,337,819
 Proceeds from stock options exercised            542,380            -
 Stock issued under stock option plan                -             15,000
 Proceeds from stock issuances, net             5,259,750       9,768,750
                                              -----------    ------------
Net cash provided by financing activities       6,230,454      17,448,256
                                              -----------    ------------
Net increase (decrease) in cash                (6,064,237)      2,514,577

Cash at beginning of period                     6,172,914       2,500,561
                                              -----------    ------------

Cash at end of period                        $    108,677    $  5,015,138
                                              ===========    ============

        The accompanying notes are an integral part of these statements

                   BioShield Technologies, Inc. and Subsidiary

                   Notes To Consolidated Financial Statements


1.   Basis Of Preparation

The interim financial statements included herein have been prepared by the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the period then ended. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the fiscal year ended June 30, 2000.

2.   Stock Options and Warrants

During the nine months ended March 31, 2001, the following changes occurred in outstanding employee stock options.
                                                         BSTI        eMD.com
                                                        -------      ---------
        Options outstanding at June 30, 2000            640,500      6,491,750
        Options granted                                 240,000        949,702
        Options cancelled                               (10,000)       (98,454)
        Options exercised                               (35,000)          -
                                                        --------     ---------
        Options outstanding at March 31, 2001           860,000      7,342,998
                                                        ========     =========

As of June 30, 2000, there were 180,000 options to purchase BSTI stock issued to advisory board members. During the nine months ended March 31, 2001, 109,000 of these options were exercised. No options were granted or cancelled during the nine months ended March 31, 2001 for advisory board members. As of June 30, 2000, there were 8,000 options to purchase BSTI stock issued to a non-employee for consulting services. No options were granted, cancelled or exercised during the nine months ended March 31, 2001 for consulting services.

As of June 30, 2000, there were 90,000 options to purchase eMD.com stock issued to members of the eMD.com medical advisory board members. No options were granted, cancelled or exercised during the nine months ended March 31, 2001 for medical advisory board members.

During the nine months ended March 31, 2001, the following changes occurred in outstanding warrants.
                                                         BSTI        eMD.com
                                                        -------      ---------
        Warrants outstanding at June 30, 2000           882,281        370,098
        Warrants granted                                   -             5,720
        Warrants cancelled                                 -              -
        Warrants exercised                              (25,000)          -
                                                        --------     ---------
        Warrants outstanding at March 31, 2001          857,281        375,818
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

                                Antimicrobial
                                and Biostatic   Pharmaceutical
                                Products        Distribution         Total
                                -------------   ---------------    -----------
As of March 31, 2001
-----------------------
Segment assets                  $   882,248     $ 4,353,841       $ 5,236,089

Nine months ended March 31, 2001
--------------------------------
Revenues from products/services $   965,551     $   32,242        $   997,793
Gross profit                        415,181         (1,410)           413,771
Segment profit (loss)            (6,151,742)    (7,639,731)       (13,791,473)
Interest income                       9,536         23,350             32,886
Interest expense                       -              -                  -
Depreciation and amortization        70,480        597,885            668,365

                                Antimicrobial
                                and Biostatic   Pharmaceutical
                                Products        Distribution           Total
                                -------------   ---------------      -----------
Nine months ended March 31, 2000
---------------------------------
Revenues from products/services $   700,212      $      36,970      $   737,182
Gross profit                        316,427              9,098          325,525
Segment profit (loss)            (3,353,457)        (9,960,703)     (13,314,160)
Interest income                      53,351             55,291          108,646
Interest expense                       -                  -                -
Depreciation and amortization        91,710            366,855          458,565

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

Additionally, the average market bid prices for the twenty trading days preceding the Company's notice to put the shares to the investor must equal or exceed $1.00 per share. During the nine months ended March 31, 2001, the Company issued 3,847,743 shares at prices ranging from $1.00 to $10.00 per share under this agreement.

On June 14, 2000, BSTI entered into another equity agreement with the same investor whereby the Company may issue and sell to the investor, from time to time, up to $50 million of BSTI's common stock.

This agreement has terms similar to the $10 million agreement with the following exceptions. The purchase price for the put is determined as the market price of the common stock on the date that the notice is delivered to the investor less 10% of the market price. The aggregate average daily trading volume must equal or exceed 500,000 shares and the average of the market bid prices must equal or exceed $7.50 per share for the ten trading days immediately preceding both the date of the Company's notice to put the shares to the investor and the date of the closing of the sale of shares to the investor. As of March 31, 2001 no shares have been put under this agreement.

The Company has reserved 5,500,000 shares at March 31, 2001 related to these agreements.

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

6. eMD.com Bankruptcy

On January 31, 2001, Electronic Medical Distribution, Inc. ("eMD.com") a 99% owned subsidiary of the Company, filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. Under Chapter 11, certain claims against eMD.com in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as Debtor-in-possesion. These claims are reflected in the March 31, 2001, balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and disputed amounts. In addition capitalized Website Development costs were written down to their net realizable value of $2 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         BioShield Technologies, Inc. ("Bioshield"),is a Georgia corporation organized in 1995. We historically have been engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of our Bio-technical, industrial and institutional products. Due largely to recent Environmental Protection Agency, ("EPA") approvals, we are currently licensing and the using distributors for the sale and marketing, primarily for use in all fields which need and use Antimicrobial and anti-viral products. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms.

         In 1999, we created a subsidiary to develop electronic commerce via the internet called Electronic Medical Distribution, Inc. ("eMD"). eMD integrates services for healthcare providers with a comprehensive internet-based product and healthcare website. These services include point of care medication management, electronic patient charting, pharmaceutical fulfillment and pharmaceutical care services, clinical services, clinical co-op management and clinical supplies. On December 7, 2000, the Board of Directors of Bioshield, elected to shut down eMD and filed for protection under Chapter 7 of the federal bankruptcy laws. Before the 7 election was completed, the Company elected to change from chapter 7 to 11, and has recently moved to a liquidating 11, formed a new subsidiary Healhcare Network Solutions (HNS). On or about December 12, 2000, Bioshield reorganized and restructured the Company, including a change in all directors, to focus on the core Bio-Technical antimcrobial products in which the Company has received E.P.A approvals. As a result, BioShield currently has eMD in liquidating Chapter 11 , formed HNS, and operates, antimicrobial and biostatic products for use within the Bio-technical and institutional markets. BioShield is comprised of two business divisions. Biotechnology products and HNS

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Net sales for the nine-month period ended March 31, 2001 were $997,793 a slight increase over the same period last year. The increase was a result of the change in the Companies business model in December 2000 which increased revenue by $415,471 in the third quarter , which was our highest producing quarter in our short history of selling. Gross profit of $413,771 for the period ended March 31, 2001 represents 41% of net sales as compared to $325,525, or 44% of net sales, for the period March 31, 1999. The increase in gross margin is a result of the change in the business model of licensing and distribution. The Company is now gaining momentum focusing on its core business and has signed several new distribution and licensing agreements in the area of industrial products. The Company settled its outstanding claim with the EPA related to product labeling and gained a multiple of EPA approvals of its now two core product am500 and am1860 in 2000. The Company is awaiting final approval of its third product am3651, which will allow the Company to begin nationwide distribution in a multitude of product areas. BioShield continues to make breakthroughs in product development and testing. These events have bolstered the confidence of our customers and have prompted a significant increase in the last quarter, in agreements and opportunities in our core technology

         Cost of sales was $584,022 or 59% of sales and $411,657 or 56% of sales for the nine-month period ended March 31, 2001 and 2000, respectively. The Company took a one time charge off of discontinued retail operations of $264,059 which would have shown a significant increase in gross profit if it were not for the charge down.

         The Company's research and development expenses decreased to $377,287 in the nine- month period ending March 31, 2001 from $2,357,145 for the nine-month period ending March 30, 2000. The decreased expenses related primarily to lower formulation development costs of the Company's antimicrobial products and other products under development combined with a reduction in development cost paid to outside parties, and the fact that the Company now has completed a majority of its initial EPA approvals, and the discontinuation of eMD.com

         Total marketing and selling expenses in the three-month period ending March 31, 2001 were $264,059 which was a complete one time charge off of slotting fees associated with discontinued retail operations. Marketing and selling expenses related soley to this one time charge off of discontinued operations. This constitutes a decrease in Marketing and Selling of 100% as the Company has changed its business model to licensing and the use of distributors.

         Total general and administrative expenses for the three-month period ending March 2001 was $ 778,479. General and administration expenses for the Company has been significantly reduced since December 31, 2000 due to the Chapter 11 liquidation filing of eMD. There were no borrowings or interest expense incurred for the nine-month period ending March 31, 2001. General and administrative expenses related to legal and accounting, accounted for a significant portion of G&A.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $2,504,774 for the three-month period ending March 31, 2001 compared to a net loss of $4,631,919 for the three-month period ended March 31, 2000. A majority of the expenses incurred in the nine-month period will not be recurring in future periods due to the filing of liquidating Chapter 11 for eMD and the reorganization of BioShield.

LIQUIDITY

         The Company had cash and cash equivalents totaling $108,677 for the quarter ending March 31, 2001 compared to $5,015,138 for the quarter ending December 30, 2000. The Company's primary sources of cash included, but was not limited to drawdowns on the Company's existing equity line. The Company has elected not to put additional common stock to its existing $50,000,000 equity line as not to create any more undo pressure on its existing share price. The terms of those equity credit agreements are currently under renegotiation. We cannot assure you that we will be able to renegotiate the terms of the equity credit agreements or obtain additional capital from this or other investors. Our inability to successfully renegotiate these agreements could cause the company to dramatically curtail or cease operations. Instead the company completed a private placement of $500,000 in March 2001. This was comprised of selling $0.25 per share common stock and a promissory note equal to the investment due in twelve months. The Company has the right to convert the note into common stock at a 25% discount to market at the then current price of the stock on the twelve month anniversary of the closing of the private placement. Said offering was completed by February 15, 2001. It is anticipated that Bioshield will begin another private placement in the next month months for an amount between $1,000,000 and $2,000,000, however no assurance can be made that the company will be successful in these planned private placements.

         The Company's primary uses of cash to date have been in operating activities to fund research and development including EPA studies, and marketing and selling and general and administrative expenses. As of December 31, 2000, the Company's investment in equipment, website development cost and leasehold improvement, net of depreciation and amortization was halted due to the filing of a liquidating Chapter 11 of eMD. The Company has just recently signed a letter of intent to sell off three pieces of eMd (point of care medication management system, Pharmacy and Lab America) for $2.000.000, which is being handled by a court appointed truste leaving clinical services, lab reporting and supplies.

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

Item 3. Defaults upon Senior Securities
---------------------------------------
- NONE -

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
- NONE -

Item 5. Other Information
-------------------------
- NONE -

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------
(a)      Exhibits                        - NONE -

(b)      Reports on Form 8-K             Date of report, January 10, 2001 filed
                                         January 18, 2001.

                                         Date of report, February 6, 2001 filed
                                         February 6, 2001.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: May 21, 2001          /s/  Timothy C. Moses
                                 -------------------------
                                 Name:Timothy C. Moses
                                 Title:President and Chief Executive Officer