Form 10KSB
period 2001-06-30
BIOSHIELD TECHNOLOGIES INC
filed 2001-10-16
CIK 1059623

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2001
                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                 to
                                      ---------------    -----------------

                        Commission file number 000-24913

                          BIOSHIELD TECHNOLOGIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                               Georgia 58-2181628
                (State or Other Jurisdiction of (I.R.S. Employer
               Incorporation or Organization) Identification No.)

          4405 International Blvd., Suite B109, Norcross, Georgia 30093
               (Address of Principal Executive Office) (Zip Code)

                                  770-925-3653
                (Issuer's Telephone Number, Including Area Code)

        Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant Section 12(g) of the Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (TITLE OF CLASS)

Indicate by check mark whether the Registrant; (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                  Yes xx   No
                                      --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[x]

State Registrant's revenues for its most recent fiscal year $1,500,648.

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of September 30, 2001 is 31,213,446 shares, all of one class of common stock, no par value. Of this number a total of 31,213,446 shares having an aggregate market value of $16,044,181, based on the closing price of the

Registrant's common stock of $0.56 on October10, 2001 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTC"), were held by non-affiliates* of the Registrant.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 31,213,446 shares as of September 30, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933.

None excepting for the incorporation by reference of the Company's subsidiary's Form 10-SB as filed by Healthcare Network Solutions, Inc. with the Securities & Exchange Commission on September 27, 2001 under File No. 001-16703.

                                TABLE OF CONTENTS
                                                                          Page
                                                                          Number
PART I

Item 1.           Description of Business

Item 2.           Description of Property

Item 3.           Legal Proceedings

Item 4.           Submission of Matters to a Vote of Security Holders

PART II

Item 5.           Market For Common Equity and Related Stockholder
                  Matters

Item 6.           Management's Discussion and Analysis or Plan of
                  Operations

Item 7.           Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Item 10.          Executive Compensation

Item 11.          Security Ownership of Certain Beneficial Owners and
                  Management

Item 12.          Certain Relationships and Related Transactions

Item 13.          Exhibits, List, and Reports on Form 8-K

SIGNATURES

SUPPLEMENTAL INFORMATION

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS

Background Summary

         BioShield Technologies, Inc. ("BSTI") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. Due largely to recent Environmental Protection Agency approvals, BioShield is currently selling and marketing primarily concentrated antimicrobial products. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms.

         As a result of certain management decisions and bankruptcy proceedings involving Electronic Medical Distribution, Inc. ("eMD"), a Company subsidiary, referred to hereinafter, BioShield currently operates and produces antimicrobial and biostatic products for use within certain targeted markets (and no longer engages in those business activities in which eMD formerly engaged in). BSTI is currently engaged in sale, distribution, and development of antimicrobial, biostatic, and medical related products for the retail (recently discontinued), industrial and institutional, and Specialty Chemical markets. See also "Establishment of Healthcare Network Solutions, Inc. ("HNS") Subsidiary".

                               Recent Developments

         Bioshield announced signed a licensing and distribution agreement with Megastar that calls for payments to BioShield in the amount of $35 million over a seven year period. BioShield management believes gross margins will reach 80% on this agreement and fully believes the customer will exceed the minimum purchase requirements required pursuant to this agreement. The contract calls for minimum $2.5 million in the first year with required 50% increases each year for the next 5 years. Bioshield also signed a licensing and distribution agreement for it's "Pet Stop" line of products with ``Direct America'' that calls for estimated revenues to BioShield in the amount of $2.5 million over a three year period. "direct America" plans to market the products through the advertising agency Fricks/Firestone, a firm that has done work for Papa John's, Protective Ins. and Suntory Water Group.

         Bioshield management entered into an agreement with an East Coast based Institution to provide up to $1,000,000 of conventional accounts receivable financing. Bioshield will be able to draw down on the credit line to within 80% of the value of purchase orders. After the signing of this agreement Bioshield cancelled all lines of equity funding.

         Bioshield has filed the required 10-SB for its subsidiary, Healthcare Network Solutions, Inc. It is anticipated that it will begin trading as a public company on the Over the Counter exchange. BioShield shareholders of record on the close of business on the date to be announced will receive one share of Healthcare Network Solutions, Inc. for every 10 shares they own of BioShield. Shareholders holding less than 10 shares will receive 1 share of Healthcare Network Solutions, Inc. Standard rounding rules will apply. Healthcare Network Solutions, Inc. is a healthcare company focusing on providing consolidated services to physician practices. There is a tremendous amount of inefficiency and waste in healthcare. Approximately $0.30 out of every healthcare dollar is wasted on clinical and administrative inefficiencies. Physicians are being pressured to see more and more patients on a daily basis. The average physician-patient interaction is about eight minutes, which does not leave a lot of time for patients to ask questions or get answers. New technologies must be introduced that conform to a doctor's workflow environment. Healthcare Network Solutions was designed to minimize the paper clutter in the physician's office and to improve the office processes. Healthcare Network Solutions also provides automation services that allow physicians to capture all charges, prescriptions and pertinent clinical information. In addition, Healthcare Network Solutions has partnering arrangements that provide additional value to the physicians who are a part of the cooperative arrangement.

         After recieving inquiries from military departments and contractors -- Camber; Objective Individual Combat Weapon (OTCW); Objective Crew Served Weapon
(OCSW); Sam Whitfield, Commander of U.S. Army Infantry Center ATSH-OTY; Hospitals; Laboratories; and the International corporation of Airport security in Germany and Ireland regarding the use of BioShield's antimicrobial agent against Anthrax, management has proceeded with the process of locating a facility to test the effectiveness of it's chemicals against Anthrax.

         BioShield's microbiologists believe BioShield's products are effective against the Bacillus Anthracis, the bacteria that causes Anthrax. BioShield's in-house laboratories have tested BioShield products against a wide variety of Gram-positive and Gram-negative bacteria from the same family of Bacillus Anthracis, such as Bacillus Subtilis, with a 100% success rate of eliminating the bacteria. An interview, seen on CNN Wednesday evening, with Dr. Larry Bush, Infectious Disease Specialist, who diagnosed the Florida patients with having Anthrax, reflected on the Bacillus Anthracis bacteria.

         BioShield has been in contact with the CDC in Atlanta, GA; Los Alamos National Laboratory in Los Alamos, New Mexico; and a military research organization in an effort to secure a suitable testing facility and to discuss the value, if any, of using BioShield's technology as a protective agent against Bacillus Anthracis. Outside testing is necessary because of the high risk and level of transmission of spores. Specialists in the field of Anthrax are being sought out, as stated, to determine if the unique attributes of BioShield's chemical molecule agent can contribute to stopping the dissemination of Anthrax and reducing the potential risk of Anthrax

                             ANTIMICROBIAL BUSINESS

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

Consumer Products

         BioShield Technologies, Inc. believes that significant opportunities for revenue generation continue to exist in the licensing and distribution of its technology in the mass-market retail outlets including supermarkets, mass merchandisers, drug outlets, home improvement centers, and selected chain specialty retailers. Household cleaners and odor eliminator products represent a retail market value in supermarkets alone of over $2 billion per year.

         The Consumer Products Division has been restructed to license its technology, to retain the approximate margins as other licensing and distribution approaches in our industrial and institutional strategies. These strategies include:

                             Private Label Products
                         Licensing Value Added Products

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

Licensing Value Added ("Co-Branded") Products

         Utilization of Bioshield's patented technology in leading consumer goods offered by other organizations represents potentially lucrative licensing revenues for the Company . The unique attributes of BioShield's technology permit incorporation into existing products as a value-added ingredient that imparts anti-microbial properties to the base product. The Company has recently signed a $2.5 million Licensing Agreement for 3 years with DirectAmerica. The product (PetStop) is to be marketed by Fricks/Firestone, famous for Papa John's Pizza, Protective Ins. and Suntory Water Group.

         Consumer goods categories that offer significant potential include household cleaners, gloves, feminine hygiene, laundry and fabric care as well as deodorants and body washes. Many other products that benefit from an antimicrobial claim will be added as the technology progresses.

         Marketing programs for value-added products all designed to support the global licensing strategy of BioShield. The Company intends to pursue additional licensing agreements with manufacturers that the Company anticipates will contain a marketing portion that outlines the requirements that each joint product will bear a notification of "Protected By BioShield" or other similar awareness building program. This extension of the Company's trademarks into categories, products, and geographies will enhance the long term branding campaign.

Industrial and Institutional Markets (I&I)

         The Company intends to follow a path taken by many other proprietary speciality chemical research and development companies and has targeted leading pharmaceutical and industrial and institutional products companies that currently formulate and market to this industry.

         The Institutional & Industrial Division business strategy is profitable, accretive acquisitions and organic growth. The execution of both strategies simultaneously will provide accelerated growth within the Institutional and Industrial market segments, and the pharmaceutical companies.

         Simultaneously with the acquisition strategy, the Institutional & Industrial Division will offer selected BioShield products to other I&I companies. This action will occur on a restricted basis, primarily with products similar in nature with antimicrobials and speciality chemicals.

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

Specialty Chemical Division

         BioShield is currently engaged in testing multiple applications of its core technology and products with leading manufacturers, many of whom are Fortune 500 companies. The Company is committed to a value-added strategy to have our antimicrobial technology incorporated into the products of these leading manufacturers. It is BioShield's intention to produce co-branded products in the future.

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

         The following products have been developed for sale to the industrial and institutional markets but have not received regulatory approval except as hereinafter indicated under "Government Regulation and Approval". No assurances can be given that further EPA approvals will be obtained and in what time frame.

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

         BioShield AM1870pc

         - molecular bonding additive for formulating institutional and industrial disinfectants

         -        can be used similar to BioShield AM36.OI

         -        produces coating with migrating properties

         -        for use as preservative in personal care products

Summary Information Regarding Current Bioshield Products

         BioShield AM500, is a stable aqueous solution of a silicone quaternary ammonium salt, which can produce a durable microbiostatic coating on a broad range of surfaces. AM500 provides effective protection of treated surfaces against bacteria and fungi, including mold and mildew. BioShield Technologies has registered AM500 under FIFRA regulations and been given the EPA registration number 70871-1.

         BioShield AM 3651PI is an EPA registered antimicrobial agent effective against common household germs. This antimicrobial agent helps prevent the spread of harmful germs on treated hard, non-porous surfaces. 3651P is also effective in controlling mold and mildew by inhibiting the growth of mold and mildew and also resists stains and discoloration associated with the growth of such organisms. BioShield's 3651P also disinfects hard, non-porous surfaces and kills Salmonella choleraesuis and Staphylococcus aureus.

         BSTI 1860 may be used for incorporation into or treatment of various materials to impart bacteriostatic/fungistatic properties. This formula molecularly bonds to most surfaces utilizing a silanol group. It is this feature that provides a durable coating on items it is incorporated into or applied to post-production. This molecular bonding does not allow the product to diffuse into the surrounding environment. It does not wash out, and maintains its effectiveness over time. The quaternary ammonium portion of the active ingredient provides antimicrobial activity. This product exhibits a broad spectrum of antimicrobial activity, and is effective in controlling various microbes. BioShield 1860 adds value to products by imparting a durable and effective microbiostatic coating that lasts.

         RTU 50, This "ready to use" product provides a durable antimicrobial coating on most surfaces. It is a water-based solution for easy application to desired materials. The active ingredient in RTU 50 actually bonds to the objects in which it is applied. This means that once RTU 50 is applied to a surface, the mold and mildew protection lasts. It attacks malodor and cosmetic degradation at the source. Using RTU 50 provides effective protection against bacteria and fungi, and retards the formation of mold and mildew stains.

         RTU 75 combines BioShield's proprietary technology into an aqueous system to provide a durable antimicrobial barrier. RTU 75 protects surfaces from fowl smelling odors and staining caused by mold and mildew. This is a non-flammable product that provides quick, uniform dispersion for easy application onto pre-cleaned surfaces.

         CS Concentrate Protectant 15, this convenient formula is fast, easy to apply, and very effective. CS 15 incorporates Bioshield's patented technology into a convenient protectant spray. It provides lasting protection against mold and mildew. The protective coating is not destroyed by repeat cleanings, and offers a durable finish on most surfaces. CS 15 controls and retards the deterioration caused by most bacteria and fungi. It may also be used to prolong the life of fabrics and carpets.

         As a result of the above, management of the Company has determined to turn its attention away from a general consumer or retail market and to focus intensively upon both the commercial and industrial markets where management believes that the potential for greater revenues with less overhead expenses may be obtained through utilization of its chemical patents.

GOVERNMENT REGULATIONS AND APPROVAL

Filings Made With the EPA to Date and Current Applications.

         In September 1999 the Company received its first U.S. patent for the water stabilizer antimicrobial molecule.

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

         The Company is awaiting EPA approval for additional products with the same active ingredient as AM500. These products are not water-based products and contain various active ingredients.

         In September 2000, BioShield received two additional US patents, for a total of three patents, that covers and expands certain applications of the Company's base technology.

         The Company received EPA approval for registration of BSTI 3651PI, to enable it to make certain claims regarding the antimicrobial and microbiostatic properties of the products. The Company believes BSTI 3651PI is a unique product. Formulation of the silane-integrated system, is solvent based. However, BSTI 3651PI provides stable aqueous solutions.

         The primary use claims, included in the Registration for BSTI 3651PI, are as an active ingredient for formulating disinfectants and sanitizers for use on hard non-porous surfaces, and as a microbiocide for use in laundry additives, carpet treatment products, upholstery and drapery treatment products, and treatment products, and to give surface microbiostatic treatment effective against a wide variety of bacteria, fungi, and algae.

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

         The Company received approval that BSTI 3651PI can be used for incorporation into and treatment of the following applications to impart durable, microbiostatic protection;

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

         In January 2001, Bioshield received two additional EPA registrations for BioShield's core products. EPA registration numbers 70871-1 and 70871-12 to allow BioShield's 1860 (institutional) and AM500 (household) patented antimicrobial products to be used by firms manufacturing polyurethane and cellulose foam for household, industrial, and institutional sponges and mops.

         BioShield received new EPA registered usages approvals on its two registered AM 1860 and AM 500 antimicrobials to be used as agents in paints, coatings and films as an antimicrobial protection for the surface control of bacteria.

         In June 2001, the EPA under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"), approved BioShield's new antimicrobial AM 3651 PI. This new compound uniquely marries BioShield technology with a combination of potent quaternary ammonium disinfectants.

         Based on independent laboratory results, AM 3651 PI had shown 99.99% efficacy against Gram positive and negative bacteria, yeast and different types of fungus and algae at 2, 7, 14, 21, and 28 days post application. The Company believes that with this EPA/FIFRA approval, there is a very substantial market for the technology in different areas which will be actively explored and opens the avenue for the Company to register additional new antimicrobial disinfectants with residual activity.

         As a result of the above BioShield has received three U.S. patents and six EPA registrations, as follows:

Registrations:    BSTI1860                               EPA Reg. No. 70871-12
                  AM 500                                 EPA Reg. No. 70871-1
                  AM 5001                                EPA Reg. No. 708710-2
                  AM 3651p                               EPA Reg. No. 70871-13
                  BST Protectant Concentrate C-15        EPA Reg. No. 70871-3
                  BST Protectant RTU50                   EPA Reg. No. 70871-4
                  BST Protectant RTU75                   EPA Reg. No. 70871-5

Patents:          Water Stabilization Approval           U.S. Patent No. 5954869
                  Technology Application Approval        U.S. Patent No. 6113815
                  Technology Application Approval        U.S. Patent No. 6120587

         The Company is seeking additional EPA and FDA registrations on new molecular compounds to be used as a preservative and to be used in food processing plants.

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

Research and Development

         The Company's core technologies are both aqueous and non-aqueous reactive silanes and antimicrobial products. Combinations of both technologies are producing compounds with new properties and are setting new standards. The Company's new product releases in the near future will be based on these core technologies. Research on silane based and non-silane based antimicrobial will expand application of antimicrobial Company products from pesticides to medications and treatments to preventive care. Research on silane based durable products will provide the applicator with the opportunity to give surfaces new desired properties.

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

         During the fiscal years ended June 30, 2001, and 2000, the Company incurred expenses of approximately $338,584 and $845,465, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. However, the Company may abandon or de-emphasize its research and development activities with respect to the primary development projects and expand research and development of other products as circumstances warrant. The Company has contracted out a substantial part of its research and intends to continue to do so while utilizing its staff for monitoring such research.

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

         Cleaning and Maintenance Products. The residual activity of the Company products provides protection to many surfaces. Application of the products is primarily to clean surfaces. Integration of the Company products into new cleaning products may lead to new products providing protection to surfaces and equipment while cleaning. These new cleaning and maintenance products will be developed for industrial and institutional applications, for example, hospitals, food processing plants and commercial cleaning and consumer applications, for example, bathroom, carpet and kitchen cleaning. However, no assurances can be given that the Company will be successful in licensing any of these products or will receive any of the required regulatory approvals. OdorFree(TM) is a new odor eliminator product that was recently developed which does not require regulatory approval. The product incorporates one of BioShield's proprietary chemical additives and is available for household use on upholstery, rugs and clothing. OdorFree(TM) is effective in eliminating odors, which include odors associated with food, cigarette smoke, tobacco and fire smoke; mold or mildew (musty), certain human body odors (on fabrics) and garbage odors, among others. OdorFree(TM) is available in regular and extra strength. OdorFree(TM) has been clinically tested and is hypoallergenic.

         In April of 1999, Bioshield founded a subsidiary to develop electronic commerce via the Internet originally known as Allegy Superstore.com Inc. with its name thereafter changed to Electronic Medical Distribution, Inc . ("eMD"). eMD was created to integrate services for healthcare providers with a comprehensive Internet-based product and healthcare website and had launched its web site in January 2000. On December 7, 2000, the Board of Directors of Bioshield, elected to cease eMD operations and filed for protection under Chapter 7 of the federal bankruptcy laws in the U.S. Bankruptcy Court for the Northern District of Georgia Atlanta Division currently under Case No. 00-75633 (Judge Bihary). Before the 7 election was completed, the Company elected to change from Chapter 7 to 11, and has recently moved to a liquidating 11. In accordance with Motion filed with the Court on July 9, 2001 by the Chapter 11 Trustee, the Court ordered, on August 29, 2001, that the case be converted to a case under Chapter 7 of the Bankruptcy Code.

         On or about December 12, 2000, Bioshield reorganized and restructured the Company, including a change in directors, to focus on the core Bio-Technical antimicrobial products in which the Company has received E.P.A. approvals.

Establishment of Healthcare Network Solutions, Inc. ("HNS") Subsidiary

         Bioshield founded HNS in April 2001 for the purpose of providing non-medical services to physician practices. It currently owns approximately 52% of all outstanding HNS common stock and expects to own approximately 35% post spin-off with the difference of 17% to be owned by Bioshield shareholders in accordance with Bioshield's September 24, 2001 press release wherein it indicated that it intends to spin-off, to its stockholders and on a 1 for 10 basis, a portion of those shares owned by it in HNS.

         HNS filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") which provides certain information about HNS, its current and proposed business activities and its management team.

         The Form 10-SB was filed under SEC on September 27, 2001 under File No. 001-16703 utilizing the Edgar system. Accordingly, all information contained in such Form 10-SB including financial statements and exhibits thereto may be obtained at the SEC's web site at http:\\www.sec.gov.

Employees

         The Company as of June 30, 2001 has 11 employees (and 1 consultant who handles filing of EPA registrations), inclusive of its 2 officers (each of whom are also directors). 2 of such persons are engaged in research and development, 2 are in marketing and sales and 4 of such persons are engaged in shipping, administrative and clerical functions with the other 2 persons being the Company's two full-time officers (Timothy C. Moses and Angela B. Howell). In addition to the 2 named officers who are also directors the Company has 3 additional directors.

Licensing and International Agreements

         The Company has developed several international agreements that encompass licensing agreements and highlight Bioshield's global presence. For example (a) a customer, based in the U.S., has an exclusive agreement with Bioshield to distribute a proprietary line of cleaner/biostat products (incorporating BSTI 3651) for the automotive after-market in Japan, (b) in Mexico, non-woven wiping cloths produced by Milyon incorporate Bioshield's active agent to inhibit the growth of bacteria and mold on the wet cloth during household use, (c) distribution agreements signed with major sailcloth producers provide coverage in the Americas, Europe and Asian regions in the marine industry and (d) a global distribution alliance involves the agreement with Southchem to distribute Bioshield products to the textile industry. Southchem's parent company is Brenntag AG, a German company with a major global presence in the chemical industry.

         The Company has also entered into additional agreements with specialty chemical companies in its efforts to achieve national distribution. Bioshield believes there is a significant potential volume in these agreements that may derive potential substantial revenues and licensing opportunities and growth although no assurance can be given.

Agreement with Megastar Universal Unlimited ("Megastar")

         In February 2001 Bioshield announced that Megastar Universal Unlimited, a Chinese conglomerate, signed a two year distribution agreement with Bioshield to sell Bioshield products in South-East Asia with Megastar being required to meet certain agreed to minimum purchase requirements. In accordance therewith an order was placed (in June 2001) for $300,000 worth of the Company's patented antimicrobial. The agreement allows Megastar to utilize its own sub-distributors to further increase opportunities for sales with Bioshield retaining the right to approve sub-distribution agreements. Megastar will be able to grant the right to other companies within the territory assigned to produce different products using Bioshield's patented technology AM500 or 1860.

         Megastar indicated that it plans to commit $2 million dollars to a vigorous marketing campaign of Bioshield products through their newly formed subsidiary Megastar Bioshield, L.L.C., a Hong Kong corporation.

Selected 2001 Milestones and Web Site

         In December 2000/January 2001 the Company conducted a private placement of $500,000 which was comprised of the sale of units consisting of shares of common stock at $0.25 per share and a promissory note equal to the dollar amount of the investment with the latter being due 12 months from date of issuance. Bioshield retained the right to convert the note into common stock at a 25% discount from market at the then current price of the common stock on the one year anniversary date of the February 15, 2001 closing of the private placement.

         In January 2001 Bioshield announced that it had shipped its EPA registered antimicrobial product to be incorporated in concrete sewers for the city of Atlanta. To Bioshield's knowledge, this marks the first time that an EPA approved antimicrobial product has been ordered for use in a federal or state funded project to repair concrete sewer pipes. Application of the Bioshield antimicrobial product is designed to help protect the concrete infrastructure from damage caused by organisms. Shipment of the product for this project was preceded by an 18 month compliance study conducted in house to prove the effectiveness of the product in this type of application.

         In May 2001 the Company signed a purchase agreement with Ken Barlow International, a firm based in Virginia which calls for an initial purchase of Bioshield's patented antimicrobial products AM 500 for cleaning and restoration of the Pentagon, one of the most important and one of the largest buildings in the world.

         In June 2001 Bioshield announced receipt of a one year loan for $500,000 from a corporate investor represented by a promissory note bearing interest at the rate of 10% per annum.

         In order to keep both shareholders and the investment community informed of current Company business activities as well as progress with respect thereto, the Company has established a web site: http://www.bioshield.com/about_bio`shield/index.html. Bioshield patents can be viewed online at: http://www.delphion.com by either conducting a search on the name Bioshield or entering the number of the patent: US06113815, US05954869 or US06120587.

ITEM 2.           DESCRIPTION OF PROPERTY

         During fiscal year 2000, the Company, entered into a contract to lease 55,300 square feet in a free standing building in a high-tech executive office park located at 5655 Peachtree Parkway Norcross, Georgia. In December 2000 the Company relocated back to its offices at its research and development center located at 4405 International Blvd., Suite B109, Norcross, Georgia as part of its ongoing efforts to reduce overhead and operating expenses. This 6,900 square foot facility contains necessary offices, conference rooms and an organic chemistry laboratory with biological storage area. At the present time management believes that its current facilities are adequate for its present needs. See also notes to financial statements with respect to term of lease and commitments thereunder.

ITEM 3.           LEGAL PROCEEDINGS

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

         On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties are currently engaged in discovery proceedings under Bankruptcy Order that same be concluded by October 31, 2001.

         In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. The Company disputes this claim and has filed a counterclaim against the plaintiff for violation of his fiduciary duties to the Company. The matter is currently in the discovery phase of litigation with the expectation that (absent settlement) trial will commence in early 2002.

         In the matter entitled Douglas Calvert v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-102272-4, a former employee of the Company ("plaintiff") has brought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted that severance pay is due and owing and continues to seek a realistic payment play to pay out the sum owed.

         In the matter entitled Bioshield, Inc. v. BioShield Technologies, Inc., United States District Court, Eastern District, Michigan, Civil Action No. 00-CV-10181-BC, a Michigan corporation has brought a trademark violation suit against the Company, which claims superior right to the use of the "Bioshield" name and claims damages in an amount not less than $75,000. The Company denies the claims and has filed a counterclaim for damages for infringement upon the Company's intellectual property. The Company intends to vigorously defend the action.

         In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgement are ongoing.

         In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc., Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc., Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with a principal amount of $78,699 remained outstanding on this judgement as of August 15, 200l.

         Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgement, including interest as of August 15, 2001.

                 See also notes to audited financial statements.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On August 16, 2000 NASDAQ staff notified the Company that it had not held an Annual Meeting for fiscal year ended June 30, 1999 as required by certain cited NASDAQ Marketplace Rules. Thereafter, the Company subsequently postponed its Annual Meeting scheduled to be held November 20, 2000 and then again postponed such Meeting on the adjourned date of December 15, 2000 due to its failure to obtain a quorum.

         The Company thereafter filed preliminary Proxy material on April 27, 2001 for an Annual Meeting tentatively scheduled to be held on June 11, 2001. A number of proposals tentatively scheduled to be submitted to stockholders for approval (in an effort to comply with certain NASDAQ requirements) subsequently became moot, partially as a result of May 8, 2001 NASDAQ delisting. Thereafter and in response to SEC comment letter dated June 8, 2001 the Company advised the Commission (on July 31, 2001) that owing to the passage of time and the significant additional costs involved, it had determined not to hold an Annual Meeting for Stockholders for fiscal year ended June 30, 2000 but rather to take such steps as are necessary so as to hold an Annual Meeting of Stockholders for fiscal year ended June 30, 2001 in as timely a manner as possible and in such manner so as to be able to include its Annual Report for fiscal year ended June 30, 2001 in its mailing to stockholders.

         The Company currently intends to hold its Annual Meeting for fiscal year ended June 30, 2001 in late December, 2001. The proposed agenda currently consists of such standard items as (a) nominations to the Company's Board of Directors and (b) ratification of the Company's auditors. Additional proposals for stockholder consideration (including a proposal to increase authorized shares of common stock) are currently under consideration. Once a specific agenda and meeting date has been established, all stockholders of record, as of the chosen record date, will be notified through mailing of necessary Proxy material accompanied by an Annual Report with the latter including the Company's audited financial statements (as contained in this 10-KSB).


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)      Market Information

         The Registrant's common stock, no par value (the "Common Stock") was listed on the Nasdaq SmallCap Market and traded under the symbol BSTI until May
8, 2001 delisting (2). Since May 8, 2001 the Company's common stock has been trading on the Electronic Over-the-Counter Bulletin Board under the same symbol.
The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended June 30, 2000     Quarterly Common Stock Price
           By Quarter                        Ranges (1)
Quarter    Date                            High       Low
-------    ----                           ------     -----
1st .......September 30, 1999.............$19.56     $8.750
2nd .......December 31, 1999..............$12.00     $6.563
3rd .......March 31, 2000.................$40.00     $7.250
4th .......June 30, 2000..................$26.37     $9.500

Fiscal Year Ended June 30, 2001     Quarterly Common Stock Price
           By Quarter                        Ranges (1)
Quarter    Date                            High       Low
-------    ----                           ------     -----
1st .......September 30, 2000             $13.25     $7.250
2nd .......December 31, 2000              $ 9.87     $0.125
3rd .......March 31, 2001                 $ 0.81     $0.125
4th .......June 30, 2001                  $ 0.55     $0.188

(1) The following statement specifically refers to the Common Stock activity, if any, prior to and subsequent to NASDAQ delisting. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated since May 8, 2001 are as reported to the Registrant by broker-dealer(s) making a market in its common stock in the Electronic Over-the-Counter Bulletin Board. During the indicated periods of time the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

(2) On the date of NASDAQ's delisting (May 8, 2001) the common stock price was $0.55 per share.

         (b)      Holders

         As of the close of business on September 30, 2001 there were 76 stockholders of record of the Registrant's Common Stock and 31,213,446 shares issued and outstanding.

         (c)      Dividends

         The payment by the Registrant of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Registrant has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         (d)      Nasdaq Delisting

         By letter dated May 7, 2001 (and after oral hearing held on April 19, 2001) NASDAQ determined to delist the Company's securities from the NASDAQ Stock
Market effective with the close of business May 7, 2001.

                                      -17-

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         BioShield Technologies, Inc. ("BSTI") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. BioShield is currently selling antimicrobial products via licensing and distribution contracts . Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms. The Company has continued to successfully build recognition and market penetration of its recently approved E.P.A. antimicrobial product line.

         As a result of certain management decisions and bankruptcy proceedings involving Electronic Medical Distribution, Inc. ("eMD"), a Company subsidiary, referred to herein, BioShield currently operates and produces antimicrobial and biostatic products for use within certain targeted markets (and no longer engages in those business activities in which eMD formerly engaged in). BSTI is currently engaged in sale, distribution, and development of antimicrobial, biostatic, and medical related products for the retail (recently discontinued), industrial and institutional, and Specialty Chemical markets. See also "Establishment of Healthcare Network Solutions, Inc. ("HNS") Subsidiary".

         Bioshield founded HNS in April 2001 for the purpose of providing non-medical services to physician practices. It currently owns approximately 52% of all outstanding HNS common stock and expects to own approximately 35% post spin-off with the difference of 17% to be owned by Bioshield shareholders in accordance with Bioshield's September 24, 2001 press release wherein it indicated that it intends to spin-off, to its stockholders and on a 1 for 10 basis, a portion of those shares owned by it in HNS.

         HNS filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") which provides certain information about HNS, its current and proposed business activities and its management team. The Form 10-SB was filed under SEC on September 27, 2001 under File No. 001-16703 utilizing the Edgar system. Accordingly, all information contained in such Form 10- SB including financial statements and exhibits thereto may be obtained at the SEC's web site at http:\\www.sec.gov.

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
Years Ended June 30, 2001 and 2000

         The Company's revenue increased to $1,500,648 for the fiscal year ended June 30, 2001, from $935,669 for the fiscal year ended June 30, 2000. The increase was attributable to an increase in the distribution and licensing of the Company's core antimicrobial product line and the restructuring of the marketing method in December of 2000. Gross profit of $854,093 for the fiscal year ended June 30, 2001 represents 57% of net sales as compared to $303,298, or 32% of net sales, for the fiscal year ended June 30, 2001. The increase in gross margin is due to a change in the restructuring of the way in which the Company sells its products after changing to a licensing and distribution model to large multi-national corporations. During the third and fourth quarters of fiscal 2001,under the Company's restructuring certain of the Company's customers began purchasing high levels of the Company's antimicrobial products.

         The Company's research and development expenses decreased to $338,584 for the year ended June 30, 2001 from $845,465 for the year ended June 30, 2000. The decrease in expenses related primarily to the restructuring of the Company in December 2000.

         Marketing and selling expenses decreased to $547,012 for the year ended June 30, 2001 from $4,405,509 for the fiscal year ended June 30, 2000.

         General and administrative expenses increased to $7,324,270 for the year ended June 30, 2001 from $5,141,111for the year ended June 30, 2000. These higher costs related primarily to an increase in personnel and personnel related cost to improve market share.

         Interest expense was $958,076 in fiscal year 2001 compared to $ - in fiscal year 2000. The interest expense relates mainly to increased borrowings in fiscal year 2001. .

LIQUIDITY

         At June 30, 2001, the Company had cash and cash equivalents totaling $348,605 compared to $6,172,914 at June 30, 2000. The increase in cash of $5,824,309 is primarily due loss from operations and discontinued operations offset by equity financing.

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flows will depend primarily on its ability to borrow money against it's accounts receivable. The Company's failure to generate substantial growth in the sales orders and/or of its antimicrobial and its products; progress in research and development programs; the cost and timing of seeking regulatory approvals of the Company's product under development; the Company's ability to manufacture products at an economically feasible cost; cost in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital. and substantial delay or reduction of the scope of business. In the event the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or issuance of debt securities, issuance of equity securities, or through private placements. Moreover, there can be no assurance that the Company will be successful in its efforts to obtain additional capital, and that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing shareholders.

FORWARD-LOOKING STATEMENTS

         When used in this form 10-KSB, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.           FINANCIAL STATEMENTS


                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                              FINANCIAL STATEMENTS



                                      INDEX


                                                                     Page Number



INDEPENDENT AUDITORS' REPORT                                                 F-2

CONSOLIDATED FINANCIAL STATEMENTS:

       Balance Sheet at June 30, 2001                                        F-3

       Statements of Operations for the years ended June 30, 2001
         and 2000                                                            F-4

       Statements of Stockholders' Deficit for the two years ended
         June 30, 2001                                                       F-5

       Statements of Cash Flows for the for the years ended
         June 30, 2001                                                       F-6

       Notes to Consolidated Financial Statements                       F-7-F-20

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
BioShield Technologies, Inc. and Subsidiaries

         We have audited the accompanying consolidated balance sheet of BioShield Technologies, Inc. and Subsidiaries as of June 30, 2001 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioShield Technologies, Inc. and Subsidiaries as of June 30, 2001 and the results of its operations, changes in stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000 in conformity with generally accepted accounting principles in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $19,992,222 for the year ended June 30, 2001. Additionally, the Company had a working capital deficiency of $3,708,825 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in
Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

                                               /s/Feldman Sherb & Co. P.C.
                                               FELDMAN SHERB & CO., P.C.
                                               Certified Public Accountants

New York, New York
September 14, 2001

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 2001

                                     ASSETS

CURRENT ASSETS:
 Cash                                                         $         384,605
 Accounts receivable, net of allowance
  for doubtful accounts of $100,000                                     449,554
 Deferred financing costs                                               626,561
                                                                ----------------
         TOTAL CURRENT ASSETS                                         1,460,720

PROPERTY AND EQUIPMENT                                                  215,110

OTHER ASSETS                                                             11,721
                                                                ----------------

                                                              $       1,687,551
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                         $       1,089,687
     Notes payable                                                    1,023,329
     Common stock to be issued                                          835,960
     Accrued expenses                                                 2,220,569
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                    5,169,545
                                                                ----------------

OTHER LIABILITY                                                          25,000

MINORITY INTEREST                                                           740

STOCKHOLDERS' DEFICIT:
     Common stock, no par value;
      50,000,000 shares authorized,
      21,847,403 issued                                              29,868,577
     Series B convertible preferred stock                             9,854,500
     Series C convertible preferred stock                             4,100,460
     Additional paid-in capital                                       4,692,810
     Accumulated deficit                                            (51,487,181)
     Less 35,000 shares of common stock
      in treasury - at cost                                            (536,900)
                                                                ----------------
         TOTAL STOCKHOLDERS' DEFICIT                                 (3,507,734)
                                                                ----------------

                                                              $       1,687,551
                                                                ================




                 See notes to consolidated financial statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended June 30,
                                                     ---------------------------
                                                       2001             2000
                                                     ------------   ------------

NET SALES                                       $      1,500,648    $   935,669
COST OF SALES                                            646,555        632,371
                                                     ------------   ------------
GROSS PROFIT                                             854,093        303,298
                                                     ------------   ------------

OPERATING COSTS AND EXPENSES:
 Marketing and selling                                   547,012      4,405,509
 General and administrative                            7,324,370      5,141,111
 Research and development                                338,584        845,465
                                                     ------------   ------------
                                                       8,209,966     10,392,085
                                                     ------------   ------------

LOSS FROM OPERATIONS                                  (7,355,873)   (10,088,787)
                                                     ------------   ------------

OTHER INCOME (EXPENSES):
     Interest  and dividend income                        55,772        138,003
     Interest expense                                   (958,076)          -
     Other expense                                      (303,610)          -
     Loss on legal settlement                         (1,522,500)          -
                                                     ------------   ------------
      TOTAL OTHER EXPENSES                            (2,728,414)       138,003
                                                     ------------   ------------

NET LOSS FROM CONTINUING OPERATIONS                  (10,084,287)    (9,950,784)
                                                     ------------   ------------

DISCONTINUED OPERATIONS:
     Loss from discontinued operations                (6,794,716)   (14,639,355)
     Loss on disposal                                 (2,522,671)          -
                                                     ------------   ------------
LOSS FROM DISCONTINUED OPERATIONS                     (9,317,387)   (14,639,355)
                                                     ------------   ------------

NET LOSS                                             (19,401,674)   (24,590,139)

INDUCEMENTS FOR ISSUANCE AND REDEMTION OF
     PREFERRED STOCK                                    (590,548)    (1,272,500)
                                                     ------------   ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS      $    (19,992,222)  $(25,862,639)
                                                     ============   ============

BASIC AND DILUTED NET LOSS PER
 COMMON SHARE:
  Continuing operations                         $          (0.84)  $      (1.59)
  Discontinued operations                                  (0.74)         (2.07)
                                                      -----------   ------------
  Net loss to common stockholders               $          (1.58)  $      (3.66)
                                                      ===========   ============

NUMBER OF SHARES USED IN CALCULATING BASIC
     AND DILUTED NET LOSS PER SHARE                   12,639,693      7,066,812
                                                      ===========   ============


                 See notes to consolidated financial statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT



                                                                                   Preferred Stock           Preferred Stock
                                                              Common stock            Series A                   Series B
                                                         ------------------------  --------------------   ---------------------
                                                           Shares       Amount     Shares     Amount       Shares       Amount
                                                         ------------ -----------  -------   ----------   ---------  -----------

Balance - June 30, 1999                                   6,322,315  $  7,336,318     -    $     -            -     $      -

 Net loss                                                      -             -        -          -            -            -
 Unrealized loss on securities                                 -             -        -          -            -            -

 Total comprehensive loss                                      -             -        -          -            -            -


 Proceeds from exercise of stock warrants                 1,644,236     9,053,150     -          -            -            -
 Proceeds from exercise of stock options                     74,263        82,570     -          -            -            -
 Stock warrants issued for services rendered                   -             -        -          -            -            -
 Compensation related to stock options issued                  -             -        -          -            -            -
 Contributions to capital                                      -             -        -          -            -            -
 Proceeds from issuance of shares under preferred
  stock agreements                                             -             -        200    4,000,000        -            -
 Conversion of preferred stock                              213,259     2,000,000    (100)  (2,000,000)       -            -
 Repurchase of preferred stock                                 -             -       (100)  (2,000,000)       -            -
 Repurchase of common stock                                    -             -        -           -           -            -
 Proceeds from issuance of shares under
  credit agreement                                          100,000     2,000,000     -           -           -            -
 Proceeds from issuance of shares under preferred
  stock agreement                                              -             -        -           -           500    10,000,000
                                                          ----------- ------------ -------   ----------   ---------  ----------   --

Balance - June 30, 2000                                   8,354,073    20,472,038     -           -           500    10,000,000

 Net loss                                                      -             -        -           -           -            -
 Realized loss on securities                                   -             -        -           -           -            -
 Issuance of stock in payment of legal fees                 300,000        15,000     -           -           -            -
 Issuance of stock from exercise of options                  99,000       262,500     -           -           -            -
 Compensation related to stock options issued                  -             -        -           -           -            -
 Issuance of stock upon conversion of eMD stock           1,380,308     2,025,800     -           -           -            -
 Proceeds from issuance of shares under
  credit agreement                                        3,527,063     5,299,562     -           -           -            -
 Proceeds from issuance of shares under preferred
  stock conversion                                        1,106,999       145,500     -           -            (7)      (145,500)
 eMd stock converted to Series C preferred                     -             -        -           -           -             -
 Dividend on Series B preferred stock                          -             -        -           -           -             -
 Beneficial conversion feature                                 -             -        -           -           -             -
 Issuance of stock in payment of dividends                  862,833       327,081     -           -           -             -
 Issuance of stock in payment of consulting fees          2,258,157       472,302     -           -           -             -
 Issuance of stock resulting from exercise of warrants       74,000       424,880     -           -           -             -
 Stock based compensation                                 3,884,970       423,914     -           -           -             -
                                                         -----------  ------------ -------   ----------   ---------   --------------


Balance - June 30, 2001                                  21,847,403  $ 29,868,577     -    $      -            493  $  9,854,500
                                                         ===========  ============ =======   ==========   =========   ==============








                                      Preferred Stock                    Accumulated
                                          Series C         Additional       other                         Common
                                      -----------------     Paid-in       comprehensive    Accumulated   Stock in
                                       Shares     Amount    Capital     earnings (loss)      Deficit     Treasury       Total
                                      ---------- -------  -----------   ---------------    ------------  ----------    ----------

Balance - June 30, 1999                    -   $     -    $  870,900  $     (1,750)      $  (5,632,320)  $    -       $   2,573,148

 Net loss                                  -         -          -             -            (24,590,139)       -         (24,590,139)
 Unrealized loss on securities             -         -          -          (75,250)               -           -             (75,250)
                                                                                                                      --------------
 Total comprehensive loss                  -         -          -             -                   -           -         (24,665,389)


 Proceeds from exercise
   of stock warrants                       -         -          -             -                   -           -           9,053,150
 Proceeds from exercise
  of stock options                         -         -          -             -                   -           -              82,570
 Stock warrants issued
   for services rendered                   -         -     2,161,500          -                                           2,161,500
 Compensation related to
  stock options issued                     -         -       360,200          -                   -           -             360,200
 Contributions to capital                  -         -       100,000          -                   -           -             100,000
 Proceeds from issuance
  of shares under preferred
  stock agreements                         -         -          -             -                251,250)       -           3,748,750
 Conversion of preferred stock             -         -          -             -                   -           -
 Repurchase of preferred stock             -         -          -             -               (300,000)       -          (2,300,000)
 Repurchase of common stock                -         -          -             -                   -       (536,900)        (536,900)
 Proceeds from issuance of
  shares under
  credit agreement                         -         -          -             -                   -           -           2,000,000
 Proceeds from issuance of
  shares under preferred
  stock agreement                          -         -          -             -                (721,250)      -           9,278,750
                                       ---------- -------    -------      --------           ----------   ---------    -------------

Balance - June 30, 2000                    -         -      3,492,600     (77,000)          (31,494,959)  (536,900)       1,855,779

 Net loss                                  -         -           -           -              (19,401,674)      -         (19,401,674)
 Realized loss on securities               -         -           -         77,000                  -          -              77,000
 Issuance of stock
  in payment of legal fees                 -         -           -           -                     -          -              15,000
 Issuance of stock from
  exercise of options                      -         -           -           -                     -          -             262,500
 Compensation related to
  stock options issued                     -         -      1,037,710        -                     -          -           1,037,710
 Issuance of stock upon
  conversion of eMD stock                  -         -           -           -                     -          -           2,025,800
 Proceeds from issuance
  of shares under
  credit agreement                         -         -           -           -                     -          -           5,299,562
 Proceeds from issuance of
  shares under preferred
  stock conversion                         -         -           -           -                     -          -                -
 eMd stock converted to
  Series C preferred                        205   4,100,460      -           -                     -          -           4,100,460
 Dividend on Series B
  preferred stock                          -         -                                         (590,548)      -            (590,548)
 Beneficial conversion feature             -         -        162,500        -                     -          -             162,500
 Issuance of stock in
  payment of dividends                     -         -          -            -                     -          -             327,081
 Issuance of stock in
  payment of consulting fees               -         -          -            -                     -          -             472,302
 Issuance of stock resulting
  from exercise of warrants                -         -          -            -                     -          -             424,880
 Stock based compensation                  -         -          -            -                     -          -             423,914
                                        --------  -----------  ----------   ----------     ------------   ------------  ------------


Balance - June 30, 2001                     205  $ 4,100,460   4,692,810  $    -         $  (51,487,181) $ (536,900)   $ (3,507,734)
                                        ========  ===========  ==========   ==========     =============   ===========  ============




                See notes to consolidated financial statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                      Year Ended June 30,
                                                              ---------------------------------------
                                                                    2001                 2000
                                                             ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             $       (10,084,287) $        (9,950,784)
                                                             ------------------   ------------------
     Adjustments to reconcile net loss to net cash used
         in operating activities:
            Loss from discontinued operations                      (6,794,716)         (14,639,355)
            Loss on disposal of dicontinued operations             (2,522,671)            (479,507)
            Depreciation and amortization                             378,977              984,912
            Issuance of stock, stock options and stock
                 warrants for services rendered                     1,933,926            2,521,700
            Preferred stock issued for conversion of eMD            2,253,426                    -

     Changes in assets and liabilities:
         (Increase) decrease in:
            Accounts receivable                                       256,659              (96,584)
            Inventory                                                 103,456               47,947
            Prepaid expenses and other current assets                 106,160               14,633
            Deposits and other assets                                   6,998               98,107
         Increase (decrease) in:
            Accounts payable                                          701,220              509,081
            Officer loan payable                                            -              110,000
            Accrued liabilities and payroll                           848,348            1,851,929
            Other liability                                            25,000                    -
                                                              ------------------   ------------------
NET CASH USED IN OPERATING ACTIVITIES                             (12,787,504)         (19,027,921)
                                                              ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Capital expenditures                                             (45,247)          (5,131,646)
                                                              ------------------   ------------------
NET CASH USED IN INVESTING ACTIVITIES                                 (45,247)          (5,131,646)
                                                              ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Contribution to capital                                                 -              100,000
     Proceeds from stock warrants exercised                            424,880            9,053,150
     Proceeds from stock options exercised                             262,500               82,570
     Proceeds from issuance of Series A preferred stock, net                 -            3,748,750
     Redemption of Series A preferred stock                                  -           (2,300,000)
     Proceeds from issuance of Series B preferred stock, net                 -            9,278,750
     Proceeds frm common stock issuances, net                                -            2,000,000
     Proceeds from issuance of  stock under credit agreement         5,299,562                    -
     Proceeds from private placement                                   487,500                    -
     Proceeds from note issuance                                       500,000                    -
     Proceeds from shareholder notes                                    34,000                    -
     Repurchase of common stock for the treasury                             -             (536,900)
     Proceeds from common stock issuances of subsidiary, net                 -            6,405,600
                                                                ----------------     ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            7,008,442           27,831,920
                                                                ----------------     ------------------

INCREASE (DECREASE) IN CASH                                         (5,824,309)           3,672,353

CASH - BEGINNING OF YEAR                                             6,172,914            2,500,561
                                                                ----------------     ------------------

CASH - END OF YEAR                                         $           348,605  $         6,172,914
                                                                ================     ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

     Cash paid during the period for interest               $                 -  $                 -
                                                                ================     ==================


Non-cash investing and financing activities

                 See notes to consolidated financial statements.

                                       F-6

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2001 AND 2000


NOTE 1 - NATURE OF OPERATIONS

BioShield Technologies, Inc. ("BSTI"), was incorporated on June 1, 1995 under the laws of the state of Georgia. BSTI was formed to develop, manufacture and distribute certain antimicrobial agents and products. BSTI continues to develop distribution channels for these products throughout the United States and internationally.

On April 27, 1999, BSTI acquired 99% of the outstanding common stock of a newly formed entity, Allergy Superstore.com, Inc. which name was subsequently changed to Electronic Medical Distribution, Inc. ("eMD"). eMD was formed to develop electronic commerce via the Internet. eMD launched its consumer and physician web site during January 2000.

On January 31, 2001, eMD filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On August 29, 2001 the Chapter 11 filing was changed to Chapter 7 of the Bankruptcy Code in accordance with a motion filed with the Court on July 9, 2001. The financial statements have been adjusted to reflect the Chapter 7 filing. Accordingly, all assets and liabilities of eMD have been written off effective June 30, 2001 and all operations have been recorded as discontinued.

On April 23, 2001 the Company formed Healthcare Network Solutions, Inc. ("HNS"). HNS was incorporated under the laws of the state of Delaware. HNS is in the business of providing non-medical services to physicians. These services are intended to include billing and scheduling, supply ordering, personnel staffing, marketing and providing access to patient information services.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since its inception and there is substantial doubt that it will be able to continue as going concern without additional funding. In the year ended June 30, 2001, the Company raised an additional $6,474,442 in equity financing and management intends to continue to seek additional financing to fund its operations, although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         1.       Basis of presentation

The consolidated financial statements include the accounts of BSTI, and its majority-owned subsidiaries, eMD and HNS (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

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

         4.        Impairment of long - lived assets

In the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value is required. At June 30, 2001, the Company believes that the balance of long - lived assets in the accompanying balance sheet are appropriately valued.

         5.       Property, equipment and depreciation

Property and equipment are recorded at historical cost. Depreciation is provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives on a straight-line basis. Depreciation expense related to property and equipment charged to operations was approximately $115,000 and $276,000 for the years ended June 30, 2001 and 2000 respectively.

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

         7.       Revenue recognition

The Company follows the guidelines of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". The Company recognizes revenue and provides for the estimated cost of returns and allowances in the period the products are shipped and title transfers to the customer.

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

         9.      Research and development costs

The costs of research and development include, among other things, consumable supplies and materials to be used for the development of the Company's intended products, and the cost of testing and consulting related to filing with the Environmental Protection Agency (EPA) and patent filings. Research and development costs are expensed when incurred and amounted to $338,584 and $845,465 for the years ended June 30, 2001 and 2000 respectively.

         10.      Advertising costs

The Company expenses the cost of advertising the first time advertising takes place. Costs of developing advertising materials are expensed at the time the advertising materials are produced and distributed to customers. Advertising expense was $632,429 and $1,757,219 for the years ended June 30, 2001 and 2000 respectively.

Included in advertising expense was $606,655 and $987,312 of slotting fees paid to retailers or their agents for the year ended June 30, 2001 and 2000, respectively.


         11.      Loss per common share

Basic loss per common share has been calculated using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is not disclosed because the effect of the exchange or exercise of common stock equivalents would be antidilutive.

At June 30, 2001, options and warrants for the purchase of shares of BSTI were outstanding and are potentially dilutive.

         12.      Stock-based compensation

Financial Accounting Statement No. 123, Accounting for Stock Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         13.      Fair value of financial instruments

The Company's financial instruments include cash, marketable securities, accounts receivable and accounts payable. Because of their short maturities, the carrying amount approximates fair market value.

         14.      Shipping and handling costs

The Company accounts for shipping and handling costs as a component of "Cost of Sales".

         15.      New accounting pronouncements

The Company has adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" for the year ended June 30, 2001. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". With the exception of certain provisions that required earlier application, this interpretation is effective for all applicable transactions beginning July 1, 2000. The adoption of this interpretation did not have a material impact on the Company's consolidated financial statements.

In 2000, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Issue No. 00-2, "Website Development Costs," which established guidelines for accounting for website development costs and became effective for quarters beginning after June 30, 2000. The adoption of EITF Issue No. 00-2 did not have a significant effect on the Company's financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of the Statement is not expected to have a material effect on the Company's financial position or operations.

NOTE 4 -  PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                              June 30,
                                                                2001
                                                            -----------
  Capitalized software                                        $ 135,000
  Office furniture and equipment                                178,515
  Machinery and equipment                                        97,995
  Leasehold improvements                                         40,544
                                                            -----------
                                                                452,054
  Less accumulated depreciation                                 236,944
                                                            -----------
                                                              $ 215,110
                                                                =======

NOTE 5 - NOTES PAYABLE

(a) As of June 30, 2001, the Company had borrowed funds from two shareholders, one a current officer and the other a former officer, amounting to $154,000. The loans are non-interest bearing and payable on demand.

(b) On December 15, 2000, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and a promissory note equal to the dollar amount of the investment; with the latter being due 12 months from the date of issuance. The unit holder at his option can convert such note at a 25% discount based on the cost average closing cost of the common stock for the twenty business days prior to conversion. Cash totaling $487,500 was received under this placement but the stock was not issued until July 18, 2001. Accordingly this amount which bears interest at 6% per annum is showed in the financial statements as notes payable. In addition the beneficial feature on the note amounting to $162,500 has been recorded as is being amortized over the life of the note. Furthermore the stock that was issued subsequent to year end, having a fair market value on the date that the funds were received, of $835, 960 has been recorded as common stock to be issued and as deferred financing costs The deferred financing costs are being amortized over the life of the respective note.


(c) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

   Operating Leases

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2003 and require the Company to pay all maintenance costs. Rent expense under these leases was $128,094 and $481,592 for the years ended June 30, 2001 and 2000 respectively.

Commitments under noncancelable operating leases including leases entered into after June 30, 2001 are summarized as follows:

         Fiscal Year:
              2002                                 $ 55,000
              2003                                   56,000


         Employment Agreements

On December 1, 2000 the Company signed an employment agreement with the chief executive officer of BSTI expiring December 12, 2005. The agreement provides for an annual base salary of $250,000, an annual performance bonus not to exceed 100% of base salary per year but in no case less than 30% of base and/or up to $2,000,000 in stock incentive plan, and a severance package in the event of termination other than for cause or good reason as defined within the agreement. The agreement also provides for, amongst other things (a) the issuance of 2,000,001 immediately vesting options to purchase a like number of shares at $0.05 per share, (b) certain fringe benefits relating to health, life and disability insurance coverage and (c) permits the Company to terminate the agreement without cause, in which event it is required to compensate the chief executive officer for the full 5 year term. The agreement is automatically renewed each year on December 1, commencing December 1, 2001.

         Employment Termination Agreement

On June 21, 2000, the Executive Vice President and Co-Chairman of the Board of Directors of BSTI resigned. Effective August 1, 2000, the Company entered into a semi-retirement agreement with the former officer. Under this agreement, the Company must pay the former officer $25,000 upon execution of the agreement, $30,833 per month for twelve months, followed by $20,833 per month for thirty months for consulting services to be rendered over the term of the agreement. Additionally, the Company must provide health, dental, life insurance and disability benefits on the same basis as he received prior to his resignation and an automobile allowance of $1,500 per month and a stipend of $1,500 per month for an executive suite for 42 months. Furthermore, the former officer will receive options to purchase 150,000 shares of BSTI common stock at $24.414 per share. As of June 30, 2001 the Company has accrued and recognized all future payments due under this agreement.

         Litigation

The former COO ("plaintiff") of the Company has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company. The plaintiff claims that the Company refused to pay him severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. The Company disputes this claim and has filed a counterclaim against the plaintiff for violation of his fiduciary duties to the Company. The matter is currently in the discovery phase of litigation.

A former employee ("plaintiff") of the Company has bought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted the severance pay is due and owing and continues to seek a realistic payment plan to pay out the sum owed.

A Michigan corporation has brought a trademark violation suit against the Company, which claims superior right to the use of the "Bioshield" name and claims damages in an amount not less than $75,000. The Company denies the claims and has filed a counterclaim for damages for infringement upon the Company's intellectual property.

Duke Construction Limited Partnership ("Duke") received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgement are ongoing. Such amount has been included in accounts payable at June 30, 2001.

Jamestown Management Corp. received condemned funds as a result of the garnishment against the Company it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County. Jamestown's counsel has advised that a principal amount of $78,699 remained outstanding on this judgement as of August 15, 2001.


AHT Corporation ("AHT") asserts several claims including claims that: (a) the Company breached a June 30, 2000 Merger Agreement to acquire AHT; (b) the Company breached a September 22, 2000 Asset Purchase Agreement to acquire certain assets of AHT; (c) the Company and others fraudulently induced AHT to enter in to the Merger Agreement; and (d) the Company's $1.5 million advances to AHT should be equitably subordinated. AHT seeks in excess of $20 million in damages and $50 million in punitive damages.

The Company has filed an answer to the complaint in which it has denied all material allegations therein. The Company has also asserted counterclaims including claims that (a) AHT breached the merger agreement; (b) AHT fraudulently induced the Company to enter into the Merger Agreement; (c) AHT acted with fraudulent intent concerning the merger agreement; and (c) AHT breached the Debtor-in-Possession Financing, Escrow and Settlement Agreement dated as of September 22, 2000, pursuant to which the Company advanced $1.5 million to AHT and obtained a security interest in and lien upon AHT's assets, subordinated to existing liens, and a superiority administrative expense claim in AHT's bankruptcy case. The Company has informed us that it does not believe it is liable for any injuries or damages AHT may have suffered and it intends to vigorously defend this action. The Bankruptcy Court denied a motion previously made by the Company and other defendants to dismiss the action. A motion made by the Company and the other defendants requesting that the Bankruptcy Court abstain from the hearing the action was also denied. The parties are currently engaged in discovery. The Bankruptcy Court has directed that discovery be completed by October 31, 2001.

 NOTE 7 - STOCKHOLDERS' DEFICIT

BSTI has 10,000,000 authorized shares of preferred stock, in accordance with its Articles of Incorporation. During the year ended June 30, 2000, 200 shares were designated as Series A Convertible Preferred Stock ("Series A"), 500 shares were designated as Series B Convertible Preferred Stock ("Series B"). All Series have a stated value of $20,000 per share, convey no voting rights and are convertible into BSTI common stock at the options of the holder. The Series A conversion rate is based on 80% of the average market price of BSTI common stock twenty days preceding the conversion date and provides for a 4% cumulative return. The Company may redeem Series A shares at 105% of the stated value within 30 days of issuance, at 110% of the stated value from 31 to 120 days of issuance, and at 120% of stated value thereafter. The Series B conversion rate is based on the lesser of $19.70 per share or 90% of the lowest average market price of BSTI common stock for any three days in any ten consecutive trading days preceding the conversion date and provides for a 5% cumulative return.


In January 2000, 200 shares of Series A were issued for $4,000,000. In April 2000, BSTI redeemed 100 of these shares for $2,300,000. The remaining 100 shares were converted into 213,259 shares of BSTI common stock in June 2000. The discount of $251,250 on issuance and the excess of the redemption price over the carrying amount are included in the statement of operations as an increase in the loss applicable to common shareholders.

In June 2000, 500 shares of Series B were issued for $10,000,000 and are convertible until June 14, 2003. As of June 30, 2001, 493 shares are outstanding. The discount of $751,250 on issuance is included in the statement of operations as an increase in the loss applicable to common shareholders.

During the year ended June 30, 2001, 500 shares were designated as Series C Convertible Preferred Stock ("Series C"). The Series C has a stated value of $20,000 per share, conveys no voting rights and is convertible into BSTI common stock at the options of the holder. The Series C conversion rate ranges from $1.50 to $2.00 per share commencing one year from date of agreement and at market thereafter.

In June 2001, 205 - shares of Series C were issued in exchange for the guaranty of conversion of EMD common into shares of Bioshield including interest and penalties. Such amount, $4,100,460 were converted into this Series.

On June 30, 1999, EMD, BSTI, and certain investors entered into a securities purchase agreement whereby EMD would sell up to an aggregate of 3,218,884 shares of common stock to the investors at a price of $4.67 per share. As of June 30, 2001, investors had purchased 1,284,797 shares for an aggregate purchase price of approximately $6,000,000 under this agreement.

The securities purchase agreement provides for a conversion feature which allows the holder of EMD common stock to exchange their shares for BSTI common stock at a predetermined exchange rate provided EMD has not consummated an initial public offering within twelve months of the purchase of stock under this agreement. Since EMD did not consummate an initial public offering the investors have moved to exercise their conversion rights. In response Bioshield has issued 205 shares of Series C convertible preferred stock to one investor in full satisfaction and accrued $817,860 included in accrued expenses to reflect its obligation to the other investors.

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2001:

         Accrued interest                          $             317,285
         Accrued dividends                                       263,467
         Compensation                                            198,556
         Guaranty for emd stock                                  817,860
         Other                                                    13,431
                                                        -----------------
                                                   $           1,610,569
                                                        =================


NOTE 9 - STOCK OPTIONS AND WARRANTS

The Board of Directors of BSTI has approved three stock options plans. Under the 2001Non-Statutory Stock Option Plan, the Company may grant options for up to 14,000,000 shares to officers, directors, employees, consultants, attorneys and advisors to the Company. Options are non-qualified. Options vest at the discretion of the Board of Directors. The exercise price of options granted must equal at least 10% of the market value of such share on date of grant. The maximum term of an option is ten years. Under the 1997 Stock Incentive Plan, the Company may grant options to officers and key employees for up to 1,200,000 shares of common stock. This plan provides for the expiration of options ten years from the date of grant, with the exception of options issued to an over 10% owner, for which expiration is five years from the date of grant. The exercise price of options granted must equal at least 100% of the market value, or 110% of the market value for over 10% owners, on the date granted. Under the 1996 Directors' Stock Option Plan, the Company may grant options to directors of the Company for up to 1,000,000 shares of common stock. This plan provides for options to be immediately exercisable and provides for the expiration of options five years from the date of grant. Options are granted at market value at the date of grant.

Employee stock option transactions for BSTI for the years ended June 30, 2001 and 2000 are summarized as follows:


                                      Year ended               Year ended
                                     June 30, 2001            June 30, 2000
                                 --------------------       -------------------
                                             Weighted                  Weighted
                                             average                    average
                                             exercise                  exercise
                                  Shares       price        Shares        price
                                 ---------   --------      ---------    --------
Outstanding, beginning of
  year                            640,500     $ 7.41        820,000     $  5.87
  Granted                       6,967,357        .25        173,500       10.56
  Exercised                    (6,542,127)        -        (153,000)       4.15
  Forfeited                      (312,500)       7.41      (200,000)       6.30
                                 --------       -------    --------      -------
   Outstanding, end of year       753,230     $  2.50       640,500     $  7.41
                                  ======         ====        ======        ====

   Options exercisable at year end                                  753,230

   Weighted average fair value of options granted during 2001     $    2.50

The following table summarizes information about employee stock options for BSTI outstanding at June 30, 2001:


       Options Outstanding                                Options Exercisable
-------------------------------------  -----------------------------------------
                                        Weighted     Weighted
 Range of     Number        Average      Average     Number        Weighted
Exercise   Outstanding at  Contractual   Exercise  Exercisable at    Average
  Price    June 30, 2001  Life (Years)    Price   June 30, 2001   Exercise Price
----------  ------------- ------------ ---------- --------------  -------------
$ .05-.35    425,230        3.00       $    .25     425,230         $   .25
 2.00- 3.00   62,500        2.94           2.78      62,500            2.78
 5.00         42,000        2.86           5.00      42,000            5.00
 5.75-10.00   35,000        4.11           8.40      25,000            7.96
11.00-20.00  172,500        4.13          16.53     170,000           16.60
22.00-31.50   16,000        4.70          23.51        -                -
             -------        ----       ----------  -----------    -------------
             753,230        3.35        $  7.41     753,230         $ 6.94
             =======        ====          =====     =========       =========

The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $621,037 and $360,200 has been recognized for the years ended June 30, 2001 and 2000 respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                              June 30, 2001       June 30, 2000
                                             ----------------    --------------
Net loss applicable to common shareholders

  As reported                                 $  (19,401,674)   $  (25,862,639)
  Adjustment related to BSTI                           -            (2,158,507)
                                               --------------     --------------
  Pro forma                                   $  (19,401,674)   $  (28,021,146)
                                               ==============      =============

Basic net loss per common share

  As reported                                 $       (1.58)    $        (3.66)
  Adjustment related to BSTI                            -                (0.30)
                                               ---------------    --------------

  Pro forma                                   $       (1.58)    $        (3.96)
                                                  ==========         ==========

The fair values were estimated using the Black Scholes options-pricing model with the following weighted average assumptions:

                                            June 30, 2001      June 30, 2000
                                           --------------     ------------------
  Expected dividend yield                         0.0%               0.0%
  Expected price volatility                       100%             85.20%
  Risk-free rate of return                        7.0%              7.0%
  Expected life of options                       3.0 years        3.0 years

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

Stock warrant transactions for BSTI for the years ended June 30, 2001, and 2000 are summarized as follows:

                                            Year ended           Year ended
                                           June 30, 2001       June 30, 2000
                                          -------------       -----------------
Outstanding, beginning of year               882,281               1,890,977
  Granted                                       -                    454,281
  Exercised                                  (74,000)             (1,458,586)
  Forfeited                                  (79,281)                 (4,391)
                                          -------------           -------------
Outstanding, end year                       (729,000)                882,281
                                            ========               =========

NOTE 10 - INCOME TAXES

The following is a summary of the significant components of the Company's deferred income tax assets which are reduced to zero by a related valuation allowance:

                                                            June 30,
                                                             2001
                                                         ------------
Deferred income tax assets:
 Operating loss carryforwards                           $  16,500,000
 Options for services                                       1,300,000
                                                         ------------
Gross deferred tax assets                                  17,800,000
Deferred tax asset valuation allowance                    (17,800,000)
                                                         ------------
Net deferred income tax asset                           $      --
                                                         ============

The income tax provisions for the years ended June 30, 2001 and 2000 differ from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. These differences are the result of applying valuation allowances against the deferred tax assets.

Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended June 30, 2001 and 2000 are as follows:

                                                        Year Ended June 30,
                                                     2001                 2000
                                                  ------------     ------------
Income tax benefit at applicable
Federal rate of 34%                             $  6,596,000       $  9,607,420
State tax benefit, net of Federal
 income tax effect                                    50,000            107,000
Effect of permanent differences                      510,000               -
Other                                                   -               (22,874)
                                                 ------------       ------------
                                                   7,156,000          9,691,546
Increase in deferred income tax
 asset valuation allowance                        (7,156,000)        (9,691,546)
                                                 ------------      -------------
Net income tax benefit                          $      --          $       --
                                                 ===========       =============


At June 30, 2001, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $33,000,000 available to reduce future taxable income. These loss carryforwards will expire in fiscal years 2004 through 2021.

The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during 1999. As a result, the utilization of the net operating losses that expire in 2019 and prior will be limited to a maximum amount annually as defined by the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

NOTE 11 - SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Sales to one customer located in Hong Kong totaled approximately $400,000, or 27% of total sales during the year ended June 30, 2001. Sales to four customers totaled approximately $270,000 or 26% of total sales for the year ended June 30, 2000. No other customer represented more than 10% of sales during the periods presented.

NOTE 12 - RELATED PARTY TRANSACTIONS

At June 30, 2000, the Company owed $110,000 to an officer and principal shareholder of the Company. This officer loan payable is non-interest bearing and is due on demand.

During 2000, a principal stockholder contributed $100,000 to additional paid-in capital of the Company without further consideration.

NOTE 13 - PRIVATE EQUITY CREDIT AGREEMENTS

On June 30, 1999, BSTI entered into an equity agreement with an investor whereby the Company may issue and sell to the investor, from time to time, up to $6,250,000 of BSTI's common stock. Subsequently, this agreement was amended to increase the issuance limit to $10,000,000 of BSTI's common stock.

Pursuant to the agreement, the Company may exercise a put by giving notice to the investor of the investment amount that the Company intends to require the investor to purchase. The number of shares, which the investor will receive, is determined by dividing the investment amount by the purchase price, determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 20% of the market price. Unless the Company obtains requisite approval of its shareholders in accordance with the corporate laws of the State of Georgia and the applicable rules of NASDAQ, no more than 19.99% of the outstanding common stock may be issued and sold under this agreement.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL MATTERS

         None - excepting that on January 10, 2001 the Registrant received a letter of resignation from its former independent accountants, Grant Thornton, LLP, dated January 9, 2001. On January 29, 2001 the Company engaged its current auditors, Feldman Sherb & Co., P.C., having indicated in a Form 8-K/A with date of report of February 6, 2001 that "During the Company's two most recent fiscal years and any subsequent interim periods preceding the date of resignation, there were no disagreements between the Company and its former independent accountants on any matters relating to accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of the former independent accounts, would have caused them to make reference to the subject matter of the disagreement in their report." For more specific information regarding the resignation of former auditors and engagement of new auditors, reference is made to Company's 8-Ks and/or 8-K/As with dates of reports of January 10, 2001 and February 6, 2001.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Set forth below is certain information concerning each current director and executive officer of the Registrant (as well as certain former officers and/or directors who served during fiscal year ended June 30, 2001), including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Name                                Age      Position(s) Held

Timothy C. Moses....................45       Chairman of the Board,
                                             President, Chief Executive Officer
                                             and Director

Dr. Rodothea Milatou................47       Director, member of the
                                             Independent Audit and
                                             Compensation Committees

Alan Lingo..........................45       Director, member of the
                                             Independent Audit and
                                             Compensation Committees

Angela B. Howell....................53       Secretary, Treasurer and
                                             Director

Dr. Kevin Smith.....................44       Director, member of the
                                             Independent Audit and
                                             Compensation Committees

--------------------------------------------------------------------------------

*Carl T. Garner.....................51       Former Director, Member of the
                                             Audit and Compensation Committees

*Edward U. Miller...................36       Former Director and Chief Operating
                                             Officer of BioShield

*Martin Savarick....................61       Former Director, Member of the
                                             Audit and Compensation Committees

*Geoffrey L. Faux...................44       Former President of eMD.com

*Scott Parliament...................43       Former Chief Financial Officer,
                                             Treasurer and Secretary

*John Adams.........................43       Former Vice President

      * Denotes persons who served in positions indicated during a portion of fiscal year ended June 30, 2001 but who have since resigned from all positions held.

         Timothy C. Moses, a Director and Founder, is the Company's Chairman, President, and Chief Executive Officer, and Director of Marketing and Sales. For over a decade, Mr. Moses has been an independent businessman and entrepreneur. His career has spanned from sales and marketing to Director of Securities and Investment. He has developed knowledge in the chemical and chemical siloxane industry and business since leaving his former employer, Dow Corning Corporation in 1986, where he acted as liaison between management and technical sales in the role of new product planning and launches. As President of his former company, DCI, Inc. a silicone and siloxane based Technology Company; Mr. Moses was instrumental in seeking and raising of investment capital as well as Director of Marketing and Sales to clients on a direct basis. Mr. Moses co-developed a new antimicrobial silicone based coating system for textile applications and coordinated sales from the (EEC) European Economic Community countries to the United States. Mr. Moses is also a co-inventor of three inventions for which patent applications have been filed by the Company on its core antimicrobial technologies. Mr. Moses is a graduate of a division of Georgia Institute of Technology where he received his B.S. degree in 1980.

         Dr. Rodothea Milatou, MD, MPH became a member of the Board of Directors in December 2000 and is a nominee to the Company's Board. She is the Medical Director for HealthSouth in the Atlanta area. Dr. Milatou graduated from Spartan Health Sciences University in 1986 and completed her Residency Program in Occupational Medicine at the University of Utah, Rocky Mountain Center for Occupational and Environmental Health and her Masters program in Public Health at the Medical College of Wisconsin. Dr. Milatou served as a Researcher in Occupational Medicine and Toxicology at the National Institute for working life in Stockholm, Sweden (1995-1997) and has published extensively. Dr. Milatou has been practicing Occupational Medicine since 1991.

         Alan Lingo started with Bioshield Technologies at its inception and was the first employee outside the founders. Mr. Lingo, a director since December 2000 and a nominee to the Company's Board. Alan helped institute the demand for the product throughout the country in the early years. He first served as the Recreational Specialty Business Manager. He sold to the Marine, Recreational Vehicle Industry, and Specialty marketplace. He was instrumental in developing the market place for the product prior to the new EPA registrations and present day patents. His expertise on the Bioshield technology is only surpassed by the founders themselves. Mr. Lingo was employed with the company through the time of its becoming a Public entity. At that time he returned to a Computer technology Sales related business which he owns and operates in Georgia. Mr. Lingo is glad to be directly involved with the business, and looks forward to taking it to the next level of success He attended Troy State University and studied government and computer technology.

         Angela B. Howell, a Director (since December 2000 and a nominee to the Company's Board) is Corporate Secretary, Treasurer and Director of Human Resources. Previously, Mrs. Howell was very active in the Human Resources area, for both the Ivex Corporation and Saab Cars USA, Inc. Mrs. Howell also worked in the customer service area of Atlanta Gas Light Company for many years dealing with customers and the Public Service Commission. She is a graduate of Springfield College where she received her bachelor's in Business Administration, and in 2000 received her Certification in Human Resources. Early in her career, Mrs. Howell was in partnership in their family restaurant in the financial area.

         Dr. Kevin Smith has been a Director since March 2001 and is a nominee to the Company's Board. He is a practicing physician, and has held a number of positions in the field of occupational health and safety. Dr. Smith grew his practice to become the largest provider of occupational health in the state of Iowa and eventually merged that practice into Concentra. In addition, Dr. Smith started and acquired several occupational health practices, which he eventually sold to HealthSouth. Dr. Smith is Board Certified in the field of occupational health. Dr. Smith has also served on the faculty of Yale, Drake and Emory University. Dr. Smith received his M.D. from the Universidad Central del Este School of Medicine in San Pedro de Marcoris, Dominican Republic.

--------------------------------------------------------------------------------

         As hereinabove indicated the balance of these people served in positions indicated during a portion of fiscal year ended June 30, 2001 but have since resigned from all positions held.

         Carl T. Garner was a director of the Company from 1996 until his resignation in December 2000. Since 1995, Mr. Garner has been a partner in Garner and Nevins (a division of Nevins Marketing Group, Inc.), a promotional and advertising agency based in Atlanta, Georgia. Mr. Garner received a B.S. in Business/Accounting from Jacksonville State University in 1969, a masters degree in Management from Georgia College in 1977, and a masters degree in Business Administration from Jacksonville State University in 1978.

         Edward U. Miller joined the Board of Directors in January 2000, became Chief Operating Officer of the Company in September 2000 and subsequently resigned and/or was terminated from such positions in November 2000 and December 2000 respectively. Mr. Miller was the chief operating officer of Summit Marketing Services, a fully integrated marketing company serving many Fortune 500 clients. Prior to Summit, Mr. Miller was an investment banker with First Union Securities and Merrill Lynch focusing on mergers and acquisitions. Before Mr. Miller's career in investment banking, he was a tactical jet pilot in the U.S. Navy, where he served in the Persian Gulf. Mr. Miller has a B.S. degree in mathematics from the U.S. Naval Academy and a masters degree in business administration from Harvard Business School.

         Martin Savarick was a member of the Board of Directors during 2000 and until his resignation in December 2000. He is currently president of Savarick Consulting Group, Inc., a marketing and management consulting firm. He has been the chairman of the board, president, and chief executive officer of two publicly traded companies -- Beacon Photo Service, Inc. and Imprint Products, Inc. Both companies dealt with retail customers throughout the United States exclusively on a mail-order basis. The companies employed various innovative marketing techniques to advertise and sell its products. Mr. Savarick also served as president of a fund raising organization and of a direct mail marketing consulting firm. He graduated from Rider University in 1960 with a degree in marketing.

         Geoffrey Faux was hired as the President of eMD in 2000 and his services were terminated on December 1, 2000. In that role, he was responsible for all eMD day-to-day operations, as well as implementation of eMD's business plans and strategy. eMD is currently in Chapter 11 proceedings in bankruptcy court for the Northern District of Georgia. Prior to joining eMD, Mr. Faux was the president of Orthodontic Centers of America, a New York stock exchange listed company. Mr. Faux also brings several years of investment banking experience to his post, including responsibility as a director of Prudential Securities southeast investment banking group. Mr. Faux received his masters degree in business administration from the University of Chicago.

         Scott Parliament joined the Company as its chief financial officer in 2000 and his services were terminated on November 17, 2000. Mr. Parliament has a 20-year track record of working with development stage public companies, including internet start-ups. Mr. Parliament has been the president of Internet Affinity Groups, Inc., which facilitates web-based marketing solutions for affinity groups, and interim chief financial officer of Consumer Financial Network, an internet financial products integrator and subsidiary of iXL. Mr. Parliament has also held senior positions with Parlon Ventures, Ltd., National Steel Service Center Inc. and BDO Seidman. He received his bachelor of science degree in accounting from Ferris State University in 1980 and became a certified public accountant in 1984.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

The Board of Directors

         The Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Registrant. Members of the Board of Directors are kept informed of the Registrant's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings.

         The Board does not currently have a standing nominating or compensation committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. During fiscal year ended June 30, 2001Bioshield adopted an Independent Audit Committee and immediately thereafter adopted a formal written Audit Committee charter in early 2001.

ITEM 10.          EXECUTIVE COMPENSATION

Employment Agreements

         In December of 2000 the Company entered into a new 5 year full time employment agreement ("Agreement") with its President, Timothy C. Moses, which Agreement replaces that previously entered into in January 1998. The Agreement provides for a base annual salary of $250,000 with an annual year end bonus of no less than 30% of base and up to 100% of base (as determined by the Company's Board of Directors) and/or up to $2,000,000 in Stock Incentive Plan. The foregoing sets forth certain pertinent terms and conditions of the Agreement but does not purport to be a complete summary thereof. The complete Agreement has been filed by the Company with the SEC as Exhibit 10.146 to the Company's Form 8-K with date of report of December 6, 2000 as filed January 4, 2001.

         In December of 2000 the Company entered in a written l year full time employment agreement with Angela B. Howell, its Secretary-Treasurer, with the expectation that at the end of its term the parties will agree upon a 1 year extension based upon a performance review. The initial salary was $55,000 per annum and was increased to $60,000 per annum effective March 31, 2001. In addition, Ms. Howell received 50,000 options to purchase a like number of shares at $0.1875 per share and has the right to receive an additional 25,000 options to purchase a like number of shares at the same exercise price on the 1 year anniversary date of the employment agreement.

                           Summary Compensation Table

         The following Summary Compensation Table sets forth certain information for the years ended June 30, 2000 and 2001 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant and the four other most highly compensated executive officers of the


Registrant as of June 30, 2001 (the "Named Executive Officers") excepting that no information is provided for those Company executive officers whose annual compensation was not in excess of $100,000 for services rendered during the fiscal years indicated..

                                    Annual Compensation                         Long-Term Compensation
                                    Fiscal                              Other Annual      Stock       All Other
Name and Principal Position         Year     Salary        Bonus        Compensation     Options     Compensation
---------------------------         ----    --------   ---------------  ------------    ----------   ------------
Timothy C. Moses                    2000    $250,000        -              $18,600          -             -
Chairman of the Board,              2001    $125,000   2,000,000 Shs.                   164,836 (1)
President, Chief Executive                             per agreement(2)
Officer and Director

Jacques Elfersy                     2000    $250,000        -              $18,600          -             -
Former Co-Chairman of the           2001    $125,000                                    375,922 (3)
Board, Executive Vice
President and Director

Edward U. Miller                    2001    $200,000        -                  -            --            --
Former Chief Operating Officer
and Director

(1) Represents 164,836 options granted on April 27, 2001 and exercised at $0.35 per share with $57,692 in accrued salaries being applied against stock option exercise.
(2) Represents 2,000,000 options granted on April 27, 2001 and exercised at $0.05 per share in accordance with terms and conditions of December 1, 2000 employment agreement referred to in Item 10 hereof.
(3) Represents 375,922 options granted on July 23, 2001 and exercised at $0.18 per share with $67,666 in accrued salaires being applied against stock option exercise.

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

         Section 14-2-202(b)(4) of the Georgia Business Corporation Code provides that a corporation's articles of incorporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or its shareholders for monetary damages for breach of duty of care or other duty as a director. This Section also provides, however, that such a provision shall not eliminate or limit the liability of a director (i) for any appropriation, in violation of his duties, of any business opportunities of the corporation, (ii) for acts or omissions involving intentional misconduct or a knowing violation of law, (iii) for certain other types of liabilities set forth in the Code and (iv) for transactions from which the director derived an improper personal benefit. Article VI of the Company's Articles of Incorporation contains a provision eliminating or limiting the personal liability of a director of the Company to the fullest extent authorized by the Georgia Business
Corporation Code.

         In addition, Sections 14-2-851 and 14-2-857 of the Georgia Business
Corporation Code, provides for indemnification of directors and officers of the Company for liability and expenses reasonably incurred by them in connection with any civil, criminal, administrative or investigative action, suit or proceeding in which they may become involved by reason of being a director or officer of the Company. Indemnification is permitted if the director or officer acted in a manner which he believed in good faith to be in or not opposed to the best interests of the Company, and with respect to any criminal action or proceeding, if he had no reasonable cause to believe his conduct to be unlawful; provided that the Company may not indemnify any director or officer (i) in connection with a proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or (ii) in connection with any other proceeding in which he was adjudged liable on the basis that personal profit was improperly received by him, except as determined by a court of competent jurisdiction. Article 9 of the Company's Bylaws contains a provision providing for the indemnification of officers and directors and advancement of expenses to the fullest extent authorized by the Georgia Business Corporation Code.

         The Company also maintains directors and officers liability insurance which insures against liabilities that directors and officers of the Company may incur in such capacities.

Previousy Adopted Stock Option Plans

         For information with respect to stock option plans adopted through June 30, 2000, reference is made to Item 10 of Form 10-KSB for fiscal year ended June 30, 2000.

"Broadly Based" 2001 Non-Statutory Stock Option Plan

         On February 19, 2001, the Board of Directors adopted the Company's 2001 Non-Statutory Stock Option Plan (the "2001 Plan").

         The stated purpose of the 2001Plan is to provide directors, officers and employees of, and consultants to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interests in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the 2001 Plan. Options may also be granted to directors who are not employed by the Company and consultants providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or a consultant to the Company and its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or consultant status. The maximum number of options that may be granted under the 2001 Plan, as amended to date, are options to purchase up to 14,000,000 shares of Common Stock. As of September 30, 2001 11,261,118 options under such 2001 Plan have been granted.

         As relates to the aforesaid 2001 Plan, the Company filed Registration Statements on April 30, 2001 and September 5, 2001 under SEC File Nos. 333-59810 and 333-68966 respectively. Each of such Registration Statements included as a part thereof and as Exhibits 4 and 99 thereto the 2001 Plan and Prospectus therefore, respectively.

         With respect to the term "Broadly Based" it was the intention of the Company that the Plan comply, in all respects, with what is referred to as a "Broadly Based Plan" in Nasdaq Marketplace Rule 4350(i)(1)(A) and such other sections in the Nasdaq Marketplace Rules as may be applicable to "Broadly Based Plans". To be a "Broadly Based" plan:

         a. Less than fifty percent (50%) of all options issued under the Plan shall be issued to officers and directors of the Company; "officers" and "directors" being defined in the same manner as defined in Section 16 of the Securities Exchange Act of 1934 and

         b. "Broadly Based" as defined means that at the end of three (3) years from the date of the Plan as amended at least fifty one percent (51%) of all options granted thereunder shall have been granted to "rank and file", i.e., persons who are not officers and directors as defined in "a" above, personnel of the Company and that at the anniversary date of each succeeding year no less than 51% of all options granted shall have been granted to the aforesaid "rank and file".

         For further and more specific information with respect to either of the aforesaid Registration Statements and the Plan and Prospectus filed as exhibits therewith - all of which was filed with the SEC utilizing the Edgar system - complete text with respect to same may be found on the SEC's web site at http://www.sec.gov.

         As of September 30, 2001, and in accordance with the above, officers and directors of the Company had received approximately 29% of all options issued under such Plan.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding beneficial ownership of the Common Stock as of September 30, 2001 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with no par value per share.

                                         No. Of Shares           Percentage of
                                         Beneficially          Shs. Beneficially
Name and Address of Beneficial Owner     Owned (1)                 Owned (1)
------------------------------------     -------------         -----------------
Timothy C. Moses                         3,414,836 (2)               10.60%
405 N. Errol Court
Atlanta, GA   30327

Angela B. Howell                           284,286 (3)                   *%
65 Village Way
Lawrenceville, GA   30045

Dr. Rodothea Milatou                       206,666 (4)                   *%
5525 New Wellington Close
Atlanta, GA   30327

Allan Lingo                                250,000 (5)                   *%
3451 Mark Hall Drive
Marietta, GA   30062

Dr. Kevin Smith                            207,334 (6)                   *%
5525 New Wellington Close
Atlanta, GA   30327
All directors and officers as
 a group (five persons)                  4,363,122 (7)               13.22%

* Represents less than 1% of the 31,213,446 shares outstanding as of September 30, 2001.

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2) Includes 1,000,000 shares which may be acquired upon exercise of options issued in September 2001 in accordance with the Company's 2001 Non-Statutory Stock Option Plan, which options expire 180 days from date of issuance.

(3) Includes 200,000 shares which may be acquired upon exercise of options issued in July 2001 in accordance with 1996 Directors' Stock Option Plan, which options expire 12 months from date of issuance.

(4) Includes 200,000 shares which may be acquired upon exercise of options issued in July 2001 in accordance with 1996 Directors' Stock Option Plan, which options expire 12 months from date of issuance.

(5) Includes 200,000 shares which may be acquired upon exercise of options issued in July 2001 in accordance with 1996 Directors' Stock Option Plan, which options expire 12 months from date of issuance.

(6) Includes 200,000 shares which may be acquired upon exercise of options issued in July 2001 in accordance with 1996 Directors' Stock Option Plan, which options expire 12 months from date of issuance.

(7) Includes an aggregate of 1,800,000 shares issuable upon option exercise referred to in footnotes 2-6 inclusive hereto.

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

         See also Item 10 - Summary Compensation Table and footnotes thereto for information regarding options granted to certain current and former officers of the Company during fiscal year ended June 30, 2001. See also Item 11 hereof which contains in the footnotes thereto further information with respect to issuance of options to the Company's President as well as information with respect to options issued to each of the Company's other four officers and/or directors.

         See also Note 7 to Financial Statements with respect to Termination Agreement between the Company and its former Executive Vice President, Jacques Elfrsy.

ITEM 13.          EXHIBITS, LIST, AND REPORTS ON FORM 8-K

         (1) Reference is herewith made to the consolidated financial statements and notes thereto included in this Form 10-KSB.

         (b)      No exhibits are being filed with this Form 10-KSB.

         (C) During the last quarter of the Company's fiscal year ended June 30, 2000, the following Forms 8-K were filed.

                  1) Form 8-K with date of report of February 6, 2001 filed April 4, 2001
                  2) Form 8-K/A with date of report of February 6, 2001 filed April 4, 2001
                  3) Form 8-K/A with date of report of January 10, 2001 filed April 4, 2001
                  4) Form 8-K/A with date of report of January 10, 2001 filed April 18, 2001

         Each of these Forms 8-K and 8-K/A relate to Item 4 (accounting) information excepting for 8-K designated (c)(1) above which relates to Item 5 information regarding biographical information with respect to new director.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               BIOSHEILD TECHNOLOGIES, INC.





Dated: October   , 2001                        By:
                                               Name:    Timothy C. Moses
                                               Title:   Chairman of the Board of
                                                        Directors, President &
                                                        Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                  Title                            Date


/s/Timothy C. Moses        Chairman, President &            Dated: Oct. 12, 2001
                           Chief Executive Officer


/s/Angela B. Howell        Secretary, Treasurer and a       Dated: Oct. 12, 2001
                           Director


/s/Dr. Rodothea Milaton    Director                         Dated: Oct. 12, 2001



/s/Alan Lingo              Director                         Dated: Oct. 12, 2001



/s/Dr. Kevin Smith         Director                         Dated: Oct. 12, 2001

Supplemental Information

         Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

Not Applicable.