Form 10QSB
period 2001-09-30
BIOSHIELD TECHNOLOGIES INC
filed 2001-11-14
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001

                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         for the transition period from:

                         Commission File Number 0-24913


                          BioShield Technologies, Inc.
                          ----------------------------
           (Name of small business issuer as specified in its charter)


                        Georgia                        58-2181628
           ---------------------------------       -------------------
             (State or other jurisdiction             (IRS Employer
           of incorporation or organization)       Identification No.)


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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 36,465,776 shares, as of November 12, 2001.

                                TABLE OF CONTENTS
                                -----------------

                                                                           PAGE
                                                                           ----
PART I FINANCIAL INFORMATION

   Item 1.  Financial Statements

     1.  Consolidated Balance Sheet as of September 30, 2001 (unaudited)     3

     2.  Consolidated Statements of Operations for the three month
          period ended September 30, 2001 and 2000 (unaudited)               4

     3.  Consolidated Statements of Cash Flows for the three
         month period ended September 30, 2001 and 2000 (unaudited)          5

     4.  Notes to Consolidated Financial Statements                         6-9

   Item 2.  Management's Discussion and Analysis
              or Plan of Operation                                         10-11

PART II  OTHER INFORMATION

   Item 1. Legal Proceedings                                               12-13

   Item 2. Changes in Securities and Use of Proceeds                        13

   Item 3. Defaults upon Senior Securities                                  13

   Item 4. Submission of Matters to a Vote of Security Holders              13

   Item 5. Other Information                                                13

   Item 6.  Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                  13

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2001



                                  ASSETS

CURRENT ASSETS:
    Cash ......................................................   $     36,618
    Accounts receivable, net of allowance for
       doubtful accounts of $100,000 ..........................      1,154,467
    Due from related party ....................................         37,500
    Other current assets ......................................          5,499
    Deferred financing costs ..................................        336,571
                                                                  ------------

       TOTAL CURRENT ASSETS ...................................      1,570,655

PROPERTY AND EQUIPMENT, net ...................................        189,389
                                                                  ------------

       TOTAL ASSETS ...........................................   $  1,760,044
                                                                  ============


                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts)payable ..........................................   $  1,225,123
    Notes payable .............................................      1,443,233
    Accrued expenses ..........................................      2,416,076
                                                                  ------------

       TOTAL CURRENT LIABILITIES ..............................      5,084,432
                                                                  ------------

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock - Series B, no par value;
       500 shares authorized; 493 shares issued and outstanding
       total liquidation of outstanding - $9,860,000 ..........      9,854,500
    Convertible preferred stock - Series C, no par value;
       500 shares authorized; 205 shares issued and outstanding
       total liquidation of outstanding - $4,100,000 ..........      4,100,460
    Common stock, no par value; 50,000,000 shares authorized;
       28,183,325 issued  and outstanding .....................     31,392,125
    Additional paid-in capital ................................      4,762,810
    Accumulated deficit .......................................    (52,897,383)
    Less 35,000 shares of common stock in treasury - at cost ..       (536,900)
                                                                  ------------

       TOTAL STOCKHOLDERS' DEFICIT ............................     (3,324,388)
                                                                  ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ............   $  1,760,044
                                                                  ============

                 See notes to consolidated financial statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                           Three Months Ended September 30,
                                           --------------------------------
                                                 2001            2000
                                             ------------    ------------

NET SALES ................................   $    934,417    $    445,953
COST OF SALES ............................        300,219         239,538
                                             ------------    ------------

GROSS PROFIT .............................        634,198         206,415
                                             ------------    ------------

OPERATING COSTS AND EXPENSES:
    Marketing and selling ................        117,754         854,751
    General and administrative ...........      1,406,544       2,264,842
    Research and development .............          1,254         244,730
                                             ------------    ------------
                                                1,525,552       3,364,323
                                             ------------    ------------

LOSS FROM OPERATIONS .....................       (891,354)     (3,157,908)
                                             ------------    ------------

OTHER INCOME (EXPENSES):
    Interest  and dividend income ........            -            43,499
    Interest expense .....................       (342,598)            -
                                             ------------    ------------

       TOTAL OTHER EXPENSES ..............       (342,598)         43,499
                                             ------------    ------------

NET LOSS FROM CONTINUING OPERATIONS ......     (1,233,952)     (3,114,409)
                                             ------------    ------------

DISCONTINUED OPERATIONS:
    Loss from discontinued operations ....            -        (4,005,037)
    Loss on disposal .....................            -               -
                                             ------------    ------------
LOSS FROM DISCONTINUED OPERATIONS ........            -        (4,005,037)
                                             ------------    ------------

NET LOSS .................................     (1,233,952)     (7,119,446)

PREFERRED STOCK STOCK DIVIDENDS ..........       (176,250)            -
                                             ------------    ------------

NET LOSS APPLICABLE TO COMMON SHAREHOLDERS   $ (1,410,202)   $ (7,119,446)
                                             ============    ============

BASIC AND DILUTED NET LOSS PER
    COMMON SHARE:
       Continuing operations .............   $      (0.06)   $      (0.43)
       Discontinued operations ...........            -             (0.55)
                                             ------------    ------------
       Net loss to common stockholders ...   $      (0.06)   $      (0.98)
                                             ============    ============

NUMBER OF SHARES USED IN CALCULATING BASIC
    AND DILUTED NET LOSS PER SHARE .......     25,290,081       7,297,942
                                             ============    ============


                 See notes to consolidated financial statements.

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                      For the Three Months Ended
                                                            September 30,
                                                      --------------------------
                                                          2001           2000
                                                      -----------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss .......................................  $(1,233,952)  $(3,114,409)
    Adjustments to reconcile net loss to
       net cash used in operating activities:
          Loss from discontinued operations ........          -      (4,005,037)
          Minority interest in loss of subsidiary ..         (740)     (138,469)
          Depreciation and amortization ............       25,721        20,160
          Issuance of stock, stock options and
             stock warrants for services rendered ..      628,700        28,000
          Deferred financing costs and interest ....      330,615           -

    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable ......................     (704,913)     (260,091)
          Inventory ................................          -         (49,807)
          Prepaid expenses and other current assets        (5,499)     (343,446)
          Due from related party ...................      (37,500)          -
          Deposits and other assets ................       11,721           -
       Increase (decrease) in:
          Accounts payable .........................      135,436       513,882
          Accrued expenses .........................      148,145      (260,473)
          Other liability ..........................      (25,000)          -
                                                      -----------   -----------

NET CASH USED IN OPERATING ACTIVITIES ..............     (727,266)   (7,609,690)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Capital expenditures ...........................          -         (80,330)
                                                      -----------   -----------

NET CASH USED IN INVESTING ACTIVITIES ..............          -         (80,330)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Preferred stock dividend
    Proceeds from stock warrants exercised .........          -         125,000
    Proceeds from stock options exercised ..........          -         542,380
    Proceeds from common stock issuances, net ......          -       1,500,000
    Proceeds from debt .............................      379,279     2,000,000
    Repayment of debt ..............................          -        (442,372)
                                                      -----------   -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES ..........      379,279     3,725,008
                                                      -----------   -----------

NET DECREASE IN CASH ...............................     (347,987)   (3,965,012)

CASH - BEGINNING OF PERIOD .........................      384,605     6,172,914
                                                      -----------   -----------

CASH - END OF PERIOD ...............................  $    36,618   $ 2,207,902
                                                      ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

    Cash paid during the period for interest .......  $       -     $       -
                                                      ===========   ===========


                 See notes to consolidated financial statements.

                  BioShield Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of BioShield Technologies, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

The consolidated statements include the accounts of BioShield Technologies, Inc. and its wholly owned subsidiary and majority owned subsidiary. All significant inter-company balances and transactions have been eliminated.

NOTE 2 - STOCK OPTIONS

Stock option transactions for BSTI for the three months ended September 30, 2001 are summarized as follows:
                                                Weighted
                                                average
                                                exercise
                                     Shares      price
                                  -----------   --------
Outstanding, beginning of period     753,230     $ 2.50
  Granted                          5,835,922        .05
  Exercised                       (4,385,922)       .05
  Forfeited                                -          -
                                  -----------    -------
Outstanding, end of period         2,203,230     $ 2.50
                                  ===========    =======

Options exercisable at period end             2,203,230

Weighted average fair value of options
 granted during the three months ended
 September 30, 2001                           $    0.05

The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $628,700 has been recognized for the three months ended September 30, 2001 and the Company reduced accrued expenses by $60,000.

NOTE 3 - NOTES PAYABLE

(a) As of September 30, 2001, the Company had borrowed funds from two shareholders, one a current officer and the other a former officer, amounting to $123,500. The loans are non-interest bearing and payable on demand.

(b) On December 15, 2000, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and a promissory note equal to the dollar amount of the investment; with the latter being due 12 months from the date of issuance. The unit holder at his option can convert such note at a 25% discount based on the average closing cost of the common stock for the twenty business days prior to conversion. Cash totaling $487,500 was received under this placement but the stock was not issued until July 18, 2001. Accordingly this amount which bears interest at 6% per annum is showed in the financial statements as notes payable. In addition the beneficial feature on the note amounting to $162,500 has been recorded and is being amortized over the life of the note. Furthermore the stock that was issued in July 2001, having a fair market value of $835,960 on the date that the funds were received, was recorded as common stock to be issued and as deferred financing costs as of June 30, 2001. The deferred financing costs are being amortized over the life of the respective note. As of September 30, 2001, the Company owes $429,733 related to this note (net of deferred interest of $57,767.

                  BioShield Technologies, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


NOTE 3 - NOTES PAYABLE (Continued)

(c) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand.

(d) The Company borrowed funds from a third party under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per months, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of September 30, 2001, the Company borrowed $390,000 under this line of credit.


NOTE 4 - PRIVATE EQUITY CREDIT AGREEMENTS

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

NOTE 5 - SUBSEQUENT EVENTS

In October 2001, the Company issued 612,330 share of common stock in connection with a prior securities purchase agreement which allows the holder of EMD common stock to exchange their shares for BSTI common stock at a predetermined exchange rate. Accordingly, the Company reduced accrued expenses by $100,162 in connection with this conversion.

In October 2001, the Company issued 2,000,000 shares of common stock in connection with the conversion of its Series B convertible preferred stock.

                  BioShield Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


NOTE 5 - SUBSEQUENT EVENTS (Continued)

In October 2001, the Company issued 1,760,000 shares in connection with the exercise of stock options.

In October 2001, the Company granted 750,000 options to consultants for services rendered at exercise prices ranging from $.05 to $.50.

In November 2001, the Company granted 225,000 options to a consultant for services rendered at exercise prices ranging from $.24 to $.34.

NOTE 6 - Litigation

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

In the matter entitled Douglas Calvert v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-102272-4, a former employee of the Company ("plaintiff") has brought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted that severance pay is due and owing and continues to seek a realistic payment plan to pay out the sum owed. This amount has been recorded as an accrued expense.

                  BioShield Technologies, Inc. and Subsidiaries
             Notes to Consolidated Financial Statements (Continued)


NOTE 6 - Litigation (Continued)

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

In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgment are ongoing.

In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with a principal amount of $78,699 remained outstanding on this judgement as of August 15, 200l.

Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgment, including interest as of August 15, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         BioShield Technologies, Inc. ("BSTI") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. BioShield is currently selling antimicrobial products via licensing and distribution contracts. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms. The Company has continued to successfully build recognition and market penetration of its recently approved E.P.A. antimicrobial product line.

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

         Bioshield founded HealthCARE Network solutions, Inc. ("HNS") in April 2001 for the purpose of providing non-medical services to physician practices. It currently owns approximately 52% of all outstanding HNS common stock and expects to own approximately 28% post spin-off with the difference of 24% to be owned by Bioshield shareholders. BSTI intends to spin-off, to its stockholders on a 1 for 10 basis, a portion of those shares owned by it in HNS.

         HNS filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") which provides certain information about HNS, its current and proposed business activities and its management team. The Form 10-SB was filed with the SEC on September 27, 2001 under File No. 001-16703 utilizing the Edgar system. Accordingly, all information contained in such Form 10-SB including financial statements and exhibits thereto may be obtained at the SEC's web site at http:\www.sec.gov.

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 compared to three months ended September 30, 2000

         The Company's revenue increased to $934,417 for the three months ended September 30, 2001, from $445,953 for the three months ended September 30, 2000. The increase was attributable to an increase in the distribution and licensing of the Company's core antimicrobial product line and the restructuring of the marketing method in December of 2000. Gross profit of $634,198 for the three months ended September 30, 2001 represents 67% of net sales as compared to $206,415, or 46% of net sales, for the three months ended September 30, 2000. The increase in gross margin is due to a restructuring of the way in which the Company sells its products, changing to a licensing and distribution model and selling to large multi-national corporations. During the third and fourth quarters of fiscal 2001, under the Company's restructuring, certain of the Company's customers began purchasing high levels of the Company's antimicrobial products.


         Marketing and selling expenses decreased to $117,754 for the three months ended September 30, 2001 from $854,751 for the three months ended September 30, 2000. The decrease was attributable to change in the way in which the Company sells its products, changing to a licensing and distribution model.

         General and administrative expenses decreased to $1,406,544 the three months ended September 30, 2001 from $2,264,842 for the three months ended September 30, 2000. This decrease in costs related primarily to a decrease in personnel and personnel related cost as part of the Company's restructuring. Accordingly, salaries and payroll taxes decreased to $233,876 for the three months ended September 30, 2001 from approximately $621,000 for the three months ended September 30, 2000. Additionally, the Company experienced decreased personnel related costs such as employee benefits and 401K expense due to the decrease in staff. The Company's accounting and legal fees decreased to approximately $159,000 for the three months ended September 30, 2001 from approximately $391,000 for the three months ended September 30, 2000. This decrease was attributable to a decrease in the professional fees associated with the Company SEC filings and the restructuring of the Company.

         The Company's research and development expenses decreased to $1,254 for the three months ended September 30, 2001 from $244,730 for the three months ended September 30, 2000. The decrease in expenses related primarily to (i) the restructuring of the Company in December 2000, (ii) to lower formulation development costs of the Company's antimicrobial products and other products under development, (iii) a reduction in development cost paid to outside parties, and (iv) the completion of a majority of the Company's initial EPA approvals.

         Interest expense was $342,598 for the three months ended September 30, 2001 compared to $ -0- for the three months ended September 30, 2000. The interest expense relates mainly to increased borrowings during fiscal year 2001 and for the three months ended September 30, 2001. Additionally, interest expense includes amortization of deferred financing costs.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $1,233,952 for the three-month period ending September 30, 2001 compared to a net loss of $7,119,446 for the three-month period ended September 30, 2000.

LIQUIDITY

         At September 30, 2001, the Company had cash totaling $36,618 compared to $2,207,902 at September 30, 2000. The decrease in cash of $2,171,284 is primarily due to losses from operations and discontinued operations.

         The Company's primary source of cash included, but was not limited to borrowings on the Company's existing equity line and funds raised from a private placement. The Company has elected not to put additional common stock to its existing $10,000,000 equity line as not to create any more undo pressure on its existing share price. Additionally, the Company entered into a credit agreement to borrow up to $1,000,000 under a line of credit. We cannot assure you that we will be able to obtain additional capital from this or other investors. Our inability to successfully renegotiate these agreements could cause the company to dramatically curtail or cease operations.

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flow will depend primarily on its ability to borrow money against its accounts receivable. The Company's failure to generate substantial growth in sales and/or of its antimicrobial products; progress in research and development programs; the cost and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to manufacture products at an economically feasible cost; cost in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital, and substantially delay or reduce the scope of business. In the event the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or issuance of debt securities, issuance of equity securities, or through private placements. Moreover, there can be no assurance that the Company will be successful in its efforts to obtain additional capital, and that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing shareholders.

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

         In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgment are ongoing.

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

         Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgment, including interest as of August 15, 2001.


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

(b)      Reports on Form 8-K             - NONE -



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date: November 14, 2001          /s/ Timothy C. Moses
                                 -------------------------
                                 Name: Timothy C. Moses
                                 Title: President and Chief Executive Officer



Date: November 14, 2001          /s/ Adam Wasserman
                                 -------------------------
                                 Name: Adam Wasserman
                                 Title: Chief Financial Officer