Form 10QSB
period 2001-12-31
BIOSHIELD TECHNOLOGIES INC
filed 2002-02-20
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: December 31, 2001

                                       OR
       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934




                         Commission File Number 0-24913


                          BioShield Technologies, Inc.
                    -----------------------------------------
           (Name of small business issuer as specified in its charter)


                               Georgia 58-2181628
                      ----------------- ------------------
         (State or other jurisdiction (IRS Employer Identification No.)
                        of incorporation or organization)



                            4405 International Blvd.
                                   Suite B-109
                             Norcross, Georgia 30093
                -------------------------------------------------
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (770) 925-3653


                             ----------------------
     (Former name, former address, and former fiscal year, if changed since last report)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 39,196,280 shares, as of December 31, 2002.

                                TABLE OF CONTENTS
                                -----------------




                                                                          PAGE
                                                                          ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheet as of December 31, 2001 (unaudited)      3

         Consolidated Statements of Operations for the Three and
           Six Months ended December 31, 2001 and 2000 (unaudited)           4

         Consolidated Statements of Cash Flows for the Six Months
         ended December 31, 2001 and 2000 (unaudited)                        5

         Notes to Consolidated Financial Statements                        6-11

   Item 2.  Management's Discussion and Analysis or Plan of Operation     12-13

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                              14-15

   Item 2. Changes in Securities and Use of Proceeds                        15

   Item 3. Defaults upon Senior Securities                                  15

   Item 4. Submission of Matters to a Vote of Security Holders              15

   Item 5. Other Information                                                15

   Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                  15

                  BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               December 31, 2001






                                     ASSETS

CURRENT ASSETS:
    Cash                                                        $        84,402
    Accounts receivable,
     net of allowance for doubtful
     accounts of $100,000                                             1,030,399
    Inventories                                                          40,000
    Other current assets                                                117,576
    Deferred financing costs                                            127,581
                                                                  --------------

       TOTAL CURRENT ASSETS                                           1,399,958

PROPERTY AND EQUIPMENT, net                                             179,635

INVESTMENT IN EQUITY-METHOD INVESTEE                                     41,000
                                                                  --------------

       TOTAL ASSETS                                             $     1,620,593
                                                                  ==============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                            $     1,294,389
    Notes payable                                                     1,646,358
    Accrued expenses                                                  1,789,966
                                                                  --------------

       TOTAL CURRENT LIABILITIES                                      4,730,713
                                                                  --------------

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock -
     Series B, no par value; 500 shares authorized;
       451 shares issued and outstanding
       total liquidation of outstanding - $9,020,000                  8,996,840
    Convertible preferred stock - Series C, no par value;
       500 shares authorized; 205 shares issued and outstanding
       total liquidation of outstanding - $4,100,000                  4,100,460
    Common stock, no par value; 50,000,000 shares authorized;
       39,196,280 issued  and outstanding                            33,638,790
    Additional paid-in capital                                        4,762,810
    Accumulated deficit                                             (53,991,370)
    Less 35,000 shares of common stock in treasury - at cost           (536,900)
    Deferred compensation                                               (80,750)
                                                                  --------------

       TOTAL STOCKHOLDERS' DEFICIT                                   (3,110,120)
                                                                  --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT              $     1,620,593
                                                                  ==============



             See notes to consolidated financial statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                  Three Months Ended December 31,   Six Months Ended December 31,
                                                                 --------------------------------  ---------------------------------
                                                                      2001             2000             2001              2000
                                                                 ---------------  ---------------  ---------------   ---------------

NET SALES                                                      $        179,730 $        104,127 $      1,114,147  $        550,080

COST OF SALES                                                            17,595           72,528          317,814           312,066
                                                                 ---------------  ---------------  ---------------   ---------------

GROSS PROFIT                                                            162,135           31,599          796,333           238,014
                                                                 ---------------  ---------------  ---------------   ---------------

OPERATING COSTS AND EXPENSES:
    Marketing and selling                                                22,331         (457,621)         140,085           397,130
    General and administrative                                          719,089        1,177,770        2,125,633         3,399,113
    Loss on investment                                                        -        1,500,000                -         1,500,000
    Research and development                                              1,930          113,010            3,184           357,740
                                                                 ---------------  ---------------  ---------------   ---------------
                                                                        743,350        2,333,159        2,268,902         5,653,983
                                                                 ---------------  ---------------  ---------------   ---------------

LOSS FROM OPERATIONS                                                   (581,215)      (2,301,560)      (1,472,569)       (5,415,969)

OTHER EXPENSES:
    Loss on equity-method investee                                      (44,000)               -          (44,000)                -
    Interest expense                                                   (325,432)               -         (668,030)                -
                                                                 ---------------  ---------------  ---------------   ---------------

       Total other expenses                                            (369,432)               -         (712,030)                -
                                                                 ---------------  ---------------  ---------------   ---------------

LOSS FROM CONTINUING OPERATIONS                                        (950,647)      (2,301,560)      (2,184,599)       (5,415,969)
                                                                 ---------------  ---------------  ---------------   ---------------

DISCONTINUED OPERATIONS:
    Loss from discontinued operations                                  (214,701)      (1,865,691)        (214,701)       (5,870,728)
    Gain on spin-off of majority-owned subsidiary                       240,361                -          240,361                 -
                                                                 ---------------  ---------------  ---------------   ---------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                               25,660       (1,865,691)          25,660        (5,870,728)
                                                                 ---------------  ---------------  ---------------   ---------------

NET LOSS                                                               (924,987)      (4,167,251)      (2,158,939)      (11,286,697)

PREFERRED STOCK STOCK DIVIDENDS                                        (169,000)               -         (345,250)                -
                                                                 ---------------  ---------------  ---------------   ---------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                     $     (1,093,987)$     (4,167,251)$     (2,504,189) $    (11,286,697)
                                                                 ===============  ===============  ===============   ===============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

       Continuing operations                                   $          (0.03)$          (0.22)$          (0.09) $          (0.56)
       Discontinued operations                                             0.00            (0.17)            0.00             (0.61)
                                                                 ---------------  ---------------  ---------------   ---------------
                                                               $          (0.03)$          (0.39)$          (0.09) $          (1.17)
                                                                 ===============  ===============  ===============   ===============

NUMBER OF SHARES USED IN CALCULATING BASIC
    AND DILUTED NET LOSS PER SHARE                                   35,637,607       10,789,670       29,488,844         9,634,534
                                                                 ===============  ===============  ===============   ===============


                 See notes to consolidated financial statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               For the Six Months Ended
                                                                                     December 31,
                                                                            -------------------------------
                                                                                2001             2000
                                                                            --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations                                       $    (2,184,599) $    (5,415,971)
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
          Gain (loss) from discontinued operations                                 25,660       (5,870,728)
          Minority interest in loss of subsidiary                                    (740)        (218,601)
          Depreciation and amortization                                            35,475           53,836
          Issuance of stock, stock options and
           stock warrants for services rendered                                 1,156,186           28,000
          Deferred financing costs and interest                                   594,259                -
          Loss on equity-method investee                                           44,000                -

    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                                    (580,845)         (20,735)
          Inventories                                                             (40,000)         (51,076)
          Other current assets                                                   (117,576)          42,506
          Deposits and other assets                                                11,721         (523,896)
       Increase (decrease) in:
          Accounts payable                                                        204,702          441,125
          Accrued expenses                                                        119,554         (318,622)
          Other liability                                                         (25,000)               -
                                                                            --------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                                            (757,203)     (11,854,162)
                                                                            --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in equity-method investee                                          (85,000)               -
    Capital expenditures                                                                -          (80,330)
                                                                            --------------   --------------

NET CASH USED IN INVESTING ACTIVITIES                                             (85,000)         (80,330)
                                                                            --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock warrants exercised                                              -          125,000
    Proceeds from stock options exercised                                               -          542,380
    Proceeds from common stock issuances, net                                           -        4,792,000
    Proceeds from debt                                                            916,000        2,000,000
    Repayment of debt                                                            (374,000)      (1,696,676)
                                                                            --------------   --------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                         542,000        5,762,704
                                                                            --------------   --------------

NET DECREASE IN CASH                                                             (300,203)      (6,171,788)

CASH - BEGINNING OF PERIOD                                                        384,605        6,172,914
                                                                            --------------   --------------

CASH - END OF PERIOD                                                      $        84,402  $         1,126
                                                                            ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest and taxes                    $             -  $             -
                                                                            ==============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt                                          $     1,741,367  $             -
                                                                            ==============   ==============

    Preferred stock converted in common stock                             $       857,660  $             -
                                                                            ==============   ==============

    Dividends accrued                                                     $       345,250  $             -
                                                                            ==============   ==============


                 See notes to consolidated financial statements.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of BioShield Technologies, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 of HNS shares owned by the Company (approximating 24% of all issued and outstanding shares of HNS) were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 28.7% of all then issued and outstanding shares of HNS)(See note 2).

The consolidated statements include the accounts of BioShield Technologies, Inc. and its wholly owned subsidiary ("BSTI"). All significant inter-company balances and transactions have been eliminated.

NOTE 2 - INVESTMENT IN EQUITY-METHOD INVESTEE

The Company holds an investment accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of December 31, 2001, the Company owned 4,453,421 shares of common stock of Healthcare Network Solutions, Inc., which was received for various management and other services provided to HNS at the inception of that company. These shares are restricted under Rule 144 of the Securities and Exchange Commission.

HNS is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under)practice groups. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. HNS is a public company traded under the symbol HNWS. As of December 31, 2001, HNS had minimal revenues and has incurred losses since its inception. Tim Moses, who is an officer and director of the Company, is also a director of HNS and owns approximately 11.6% of the common shares of HNS.

The Company's common share holdings represent approximately 28.7% of the total of 15,500,000 shares of common stock of HNS currently outstanding at December 31, 2001. The Company has the ability to exercise significant influence, but not control HNS. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investee on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Equity in losses of equity-method investee."

The following is a summary of financial information that has been derived from the financial statements of HNS.
                                           Six Months      Period from Inception
                                         Ended December      (April 23, 2001) to
                                           31, 2001             June 30, 2001
                                          (Unaudited)
   Balance Sheet Data
   Current Assets                    $         111,018     $          24,143
   Total Assets                      $         111,018     $          24,143
   Total Liabilities                 $         404,667     $          35,063
   Stockholders' Deficit             $        (293,649)    $         (10,920)

   Statement of Operations Data
   Total Revenue                     $         109,582     $          56,317
   Total Costs and Expenses          $         477,311     $          81,977
   Net Loss                          $        (367,729)    $         (25,660)
   Net Loss per Common Share         $            (.02)    $            (.00)

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements




NOTE 2 - INVESTMENT IN EQUITY-METHOD INVESTEE (Continued)

In the statement of operations for the six months ended December 31, 2001, the Company recorded equity in losses of investee of $44,000. Management believes the loss was other than temporary due to the continued losses and a net capital deficiency of the investee.

NOTE 3 - NOTES PAYABLE

(a) On December 15, 2000, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and a promissory note equal to the dollar amount of the investment; with the latter being due 12 months from the date of issuance. The unit holder at his option can convert such note at a 25% discount based on the average closing cost of the common stock for the twenty business days prior to conversion. Cash totaling $487,500 was received under this placement but the stock was not issued until July 18, 2001. Accordingly this amount which bears interest at 6% per annum is showed in the financial statements as notes payable. In addition the beneficial feature on the note amounting to $162,500 has been recorded and is being amortized over the life of the note. Furthermore the stock that was issued in July 2001, having a fair market value of $835,960 on the date that the funds were received, was recorded as common stock and as deferred financing costs. The deferred financing costs are being amortized over the life of the respective note. As of December 31, 2001, the Company owes $470,358 related to this note (net of deferred interest of $17,142).

(b) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand.

(c) The Company borrowed funds from a third party under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per month, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of December 31, 2001, the Company borrowed $631,000 under this line of credit.

(d) On June 19, 2001, the Company borrowed $45,000 from two individuals. These loans are non-interest bearing and are payable on demand.

NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

During the three months ended December 31, 2001, the Company issued 1,875,955 share of common stock in connection with a prior securities purchase agreement which allows the holder of EMD (the Company's subsidiary) common stock to exchange their shares for BSTI common stock at a predetermined exchange rate. Accordingly, the Company reduced accrued expenses by $711,860 in connection with this conversion.

In October and November 2001, the Company issued 6,000,000 shares of common stock in connection with the conversion of 42 shares of its Series B convertible preferred stock.

In December 2001, the Company issued 80,000 shares of common stock to employees as a bonus. In connection with this issuance, the Company recorded non-cash compensation expense of $33,840 based on the fair market value of the shares issued.

In December 2001, the Company issued 150,000 shares of common stock to a consultant for services related to the HNS spin off. In connection with this issuance, the Company recorded non-cash compensation expense of $73,500 based on the fair market value of the shares issued.

In October 2001, the Company issued 1,450,000 common shares in connection with the exercise of previously issued stock options. Since the exercise of these options were cashless, the Company recorded additional legal fees of $70,000 and reduced an accrued liability by $70,000, which represents the difference between the amount previously recognized and the fair market value of the common stock on the date of grant.

During the three months ended December 31, 2001, the Company granted and immediately exercised stock options for 1,282,000 shares of common stock for consulting services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation of $435,895, $21,500 of legal fees, and reduced a payable by $2,500 based on the fair market value of the common shares issued.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements



NOTE 4 - STOCKHOLDERS' DEFICIT (Continued)

On December 21, 2001, the Company granted 175,000 stock options and immediately exercised the options, issuing 175,000 shares of common stock as settlement for this matter. In connection with this issuance, the Company recorded non-cash compensation expense of $82,250 based on the fair market value of the shares issued.

Stock Options

Pursuant to October 16, 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2002 Non-Statutory Stock Option Plan ("Plan") whereby it reserved for issuance up to 7,000,000 shares of its common stock. The Company has filed a Registration Statement on Form S-8 so to register those 7,000,000 shares of common stock underlying the aforesaid options. This Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of the Company and any Affiliated Corporations, persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options ("NSOs" or "Options") which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

Stock option transactions for BSTI for the three months ended December 31, 2001 are summarized as follows:
                                                Weighted
                                                average
                                                exercise
                                     Shares      price
                                    ---------   --------
Outstanding, beginning of period   2,203,230     $ 2.50
  Granted                          1,457,000        .05
  Exercised                       (2,907,000)       .00
  Forfeited                                -         -
                                  -----------    -------
Outstanding, end of period           753,230     $ 6.94
                                  ===========    =======

Options exercisable at period end                753,230

Weighted average fair value of options
 granted during the three months ended
 December 31, 2001                            $    0.05


NOTE 5 - PRIVATE EQUITY CREDIT AGREEMENTS

On June 30, 1999, BSTI entered into a Private Equity Credit Agreement, as amended, with an investor, whereby the Company may issue and sell to the investor, from time to time, up to $10,000,000 of BSTI's common stock.

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

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements



NOTE 6 - LITIGATION

On September 7, 2000, AHT Corporation ("AHT") filed suit against the Company and certain of its officers and directors in the Superior Court of Fulton County, Georgia (the "Georgia Action") alleging breach of a June 30, 2000 acquisition agreement and related common laws claims and seeking damages in excess of $70,000,000. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000, AHT filed, in the U.S. Bankruptcy Court for the Southern District of New York, a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Following the filing of its Chapter 11 petition, AHT filed a motion seeking approval of an asset purchase agreement dated as of September 22, 2000 (the "APA"), which provided, for the sale of substantially all of AHT's assets to the Company and AHT Acquisition Corp. for approximately $15,000,000. Pursuant to a Debtor in Possession ('DIP") Financing, Escrow and Settlement Agreement dated as of September 22, 2000, which was approved by the Bankruptcy Court, the Company agreed to provide approximately $1.5 million in post-petition financing to AHT. That agreement also provided for the dismissal of the Georgia Action with prejudice, subject to certain conditions contained therein. At September 30, 2000, AHT had requested and received $378,338 from the Company under the DIP financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the DIP financing agreement.

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

On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties are currently engaged in discovery proceedings under Bankruptcy Order.

In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. On December 21, 2001, the Company granted 175,000 stock option and immediately exercised the options, issuing 175,000 shares of common stock as settlement for this matter (See Note
4).

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

                   BioShield Technologies, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


NOTE 6 - LITIGATION (Continued)

In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgment are ongoing. The Company entered into a settlement agreement and made a down payment of $25,000 in January 2002 and is obligated to pay $7,500 per month until the debt is extinguished.

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

NOTE 7 - SUBSEQUENT EVENTS

During January 2002, the Company granted and immediately exercised stock options for 1,850,000 shares of common stock to employees and directors for services rendered and to be rendered in the future. Since the Company did not receive any cash for the exercise of these options, the Company valued these common shares at the fair market value on the date of issuance of $469,000, which will be amortized over the service period.

During January 2002, the Company granted and immediately exercised stock options for 2,850,000 shares of common stock to consultants for services rendered and to be rendered in the future. Since the Company did not receive any cash for the exercise of these options, the Company valued these common shares at the fair market value on the date of issuance or on the contract date of $597,500, which will be amortized over the service period.

During January 2002, the Company granted and immediately exercised stock options for 396,882 shares of common stock to an attorney for services rendered and to be rendered in the future. Since the Company did not receive any cash for the exercise of these options, the Company valued these common shares at the fair market value on the date of issuance of $183,972, which will be amortized over the service period.

In January 2002, the Company issued 250,000 shares of common stock to a third party as a sales commission. In connection with this issuance, the Company recorded non-cash compensation expense of $86,250 based on the fair market value of the shares issued.

NOTE 8 - RECENT PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

                   BioShield Technologies, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Continued)


NOTE 8 - RECENT PRONOUNCEMENTS (Continued)

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

         BSTI is currently engaged in sale, distribution, and development of antimicrobial, biostatic, and medical related products for the industrial and institutional, and Specialty Chemical markets.

         Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 of HNS shares owned by the Company (approximating 24% of all issued and outstanding shares of HNS) were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 28.7% of all then issued and outstanding shares of HNS)(See note 2).

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Six Months Ended December 31, 2001 compared to six months ended December 31,
2000

         The Company's revenue increased to $1,114,147 for the six months ended December 31, 2001, from $550,080 for the six months ended December 31, 2000. The increase was attributable to an increase in the distribution and licensing of the Company's core antimicrobial product line and the restructuring of the marketing method in December of 2000. Gross profit of $796,333 for the six months ended December 31, 2001 represents 72% of net sales as compared to $238,014 or 43% of net sales for the six months ended December 31, 2000. The increase in gross margin is due to a restructuring of the way in which the Company sells its products, changing to a licensing and distribution model and selling to large multi-national corporations. During the first and second quarters of fiscal 2002, under the Company's restructuring, certain of the Company's customers began purchasing high levels of the Company's antimicrobial products. As of December 31, 2001, the Company has finished saleable product under purchase orders totaling approximately $800,000, which will be recognized upon shipment, which will be made during the third quarter of the Company's current fiscal year.

         Marketing and selling expenses decreased to $140,085 for the six months ended December 31, 2001 from $397,130 for the six months ended December 31, 2000. The decrease was attributable to change in the way in which the Company sells its products, changing to a licensing and distribution model.

         General and administrative expenses decreased to $2,125,633 the six months ended December 31, 2001 from $3,399,113 for the six months ended December 31, 2000. This decrease in costs related primarily to a decrease in personnel and personnel related cost as part of the Company's restructuring. Accordingly, salaries and payroll taxes decreased to $297,808 for the six months ended December 31, 2001 from approximately $1,055,749 for the three months ended September 30, 2000. Additionally, the Company experienced decreased personnel related costs such as employee benefits and 401K expense due to the decrease in staff. The Company's accounting and legal fees decreased to approximately $335,465 for the three months ended September 30, 2001 from approximately $438,365 for the six months ended December 31, 2000. This decrease was attributable to a decrease in the professional fees associated with the Company SEC filings and the restructuring of the Company. Consulting fees incurred for investor relations fees and business development taxes was $1,169,779 for the six months ended December 31, 2001, which included non-cash compensation of $1,052,185 expensed due to the grant and exercise of stock options during the six months ended December 31, 2001. Consulting expense for the six months ended December 31, 2000 amounted to $911,840.

         The Company's research and development expenses decreased to $3,184 for the six months ended December 31, 2001 from $357,740 for the six months ended December 31, 2000. The decrease in expenses related primarily to (i) the restructuring of the Company in December 2000, (ii) to lower formulation development costs of the Company's antimicrobial products and other products under development, (iii) a reduction in development cost paid to outside parties, and (iv) the completion of a majority of the Company's initial EPA approvals.

         Interest expense was $668,030 for the six months ended December 31, 2001 compared to $ -0- for the six months ended December 31, 2000. The interest expense relates mainly to increased borrowings during fiscal year 2002. Additionally, for the six months ended December 31, 2001, interest expense includes amortization of deferred financing costs of $580,230 related to a note payable.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $2,158,939 or $(.09) per common share for the six-month period ending December 31, 2001 compared to a net loss of $11,286,697 or $(1.17) per common share for the six-month period ended December 31, 2000.

LIQUIDITY

         At December 31, 2001, the Company had cash totaling $84,402 compared to $384,605 at June 30, 2001. The decrease in cash of $300,203 is primarily due to net losses of $1,397,939 and increases in our accounts receivable balance of $1,381,845 offset by non-cash compensation of $1,156,186 and amortization of deferred financing costs of $594,259. Additionally, we borrowed net funds of $542,000 under a line of credit.


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

         In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. On December 21, 2001, the Company granted 175,000 stock option and immediately exercised the options, issuing 175,000 shares of common stock as settlement for this matter.

         In the matter entitled Douglas Calvert v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-102272-4, a former employee of the Company ("plaintiff") has brought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted that severance pay is due and owing and this amount has been recorded as an accrued expense with a balance approximating $15,000 being serviced.

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

         In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. The Company is contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgment are ongoing. The Company entered into a settlement agreement and made a down payment of $25,000 in January 2002 and is obligated to pay $7,500 per month until the debt is extinguished.

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


Item 2. Changes in securities and Use of Proceeds
-------------------------------------------------
            - NONE -

Item 3. Defaults upon Senior Securities
---------------------------------------
            - NONE -

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

            On December 21, 2001, the Company held its Annual Meeting of Stockholders for fiscal year ended June 30, 2001. With proxies being received for in excess of 87% of all shares entitled to vote, stockholders elected each of the five nominees to the Company's Board of Directors by an overwhelming majority approximating in excess of 85% of all votes cast. Stockholders also overwhelmingly approved (a) the appointment of Feldman Sherb and Co., PC as independent auditors for fiscal year ended June 30, 2002 (b) the proposal to adopt the Company's 2002 Stock Option Plan and (c) the proposal to increase authorized common shares from 50,000,000 to 100,000,000.

            The Company currently intends to hold its annual meeting for fiscal year ended June 30, 2002 during the fourth quarter of the current calendar year.

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



Date: February 19, 2002          /s/ Timothy C. Moses
                                 -------------------------
                                 Name: Timothy C. Moses
                                 Title: President and Chief Executive Officer


Date: February 19, 2002          /s/ Adam Wasserman
                                 -------------------------
                                 Name: Adam Wasserman
                                 Title: Chief Financial Officer