Form 10QSB
period 2002-03-31
BIOSHIELD TECHNOLOGIES INC
filed 2002-05-16
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: March 31, 2002

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

                                   Yes  X      No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60,935,831 shares, as of May 14, 2002.

                          BIOSHIELD TECHNOLOGIES, INC.
                                   FORM 10-QSB
                      QUARTERLY PERIOD ENDED MARCH 31, 2002
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

   Item 1. Financial Statements

         Consolidated Balance Sheet as of March 31, 2002 (unaudited)           3

         Consolidated Statements of Operations for the Three and
           Nine Months ended March 31, 2002 and 2001 (unaudited)               4

         Consolidated Statements of Cash Flows for the Nine Months
           ended March 31, 2002 and 2001 (unaudited)                           5

         Notes to Consolidated Financial Statements                         6-11

   Item 2.  Management's Discussion and Analysis or Plan of Operation      12-13

PART II - OTHER INFORMATION

   Item 1. Legal Proceedings                                               14-15

   Item 2. Changes in Securities and Use of Proceeds                          15

   Item 3. Defaults upon Senior Securities                                    16

   Item 4. Submission of Matters to a Vote of Security Holders                16

   Item 5. Other Information                                                  16

   Item 6. Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    16

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
    Cash ........................................................  $      9,181
    Accounts receivable, net of allowance for
       doubtful accounts of $200,000 ............................     1,644,781
    Inventories .................................................        40,074
    Other current assets ........................................       115,160
                                                                   ------------

       TOTAL CURRENT ASSETS .....................................     1,809,196

PROPERTY AND EQUIPMENT, net .....................................       244,635
INVESTMENT IN EQUITY-METHOD INVESTEE ............................         6,000
                                                                   ------------

       TOTAL ASSETS .............................................  $  2,059,831
                                                                   ============


                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable ...............................................  $  2,032,516
    Note payable - related party ................................        99,000
    Accounts payable ............................................     1,248,157
    Accrued expenses ............................................     1,718,301
                                                                   ------------

       TOTAL CURRENT LIABILITIES ................................     5,097,974
                                                                   ------------

STOCKHOLDERS' DEFICIT:
    Convertible preferred stock - Series B,
       no par value; 500 shares authorized;
       451 shares issued and outstanding
       total liquidation of outstanding - $7,900,000 ............     8,276,840
    Convertible preferred stock - Series C, no par value;
       500 shares authorized; 205 shares issued and outstanding
       total liquidation of outstanding - $4,100,000 ............     4,100,460
    Common stock, no par value; 100,000,000 shares authorized;
       51,588,914 issued  and outstanding .......................    36,689,237
    Additional paid-in capital ..................................     5,889,810
    Accumulated deficit .........................................   (55,074,523)
    Less 35,000 shares of common stock in treasury - at cost ....      (536,900)
    Deferred compensation .......................................    (2,383,067)
                                                                   ------------

       TOTAL STOCKHOLDERS' DEFICIT ..............................    (3,038,143)
                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............  $  2,059,831
                                                                   ============

                 See notes to consolidated financial statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended March 31,  Nine Months Ended March 31,
                                                   ---------------------------   ---------------------------
                                                       2002           2001           2002          2001
                                                   ------------   ------------   ------------   ------------
NET SALES .......................................  $    841,054   $    415,471   $  1,955,201   $    965,551

COST OF SALES ...................................        73,186        238,305        271,000        550,371
                                                   ------------   ------------   ------------   ------------

GROSS PROFIT ....................................       767,868        177,166      1,684,201        415,180
                                                   ------------   ------------   ------------   ------------

OPERATING COSTS AND EXPENSES:
    Marketing and selling .......................         1,354        710,650        141,439      1,107,780
    General and administrative ..................     1,414,174        240,810      3,659,807      3,639,925
    Loss on investment ..........................             -              -              -      1,500,000
    Research and development ....................           770         19,547          3,954        377,287
                                                   ------------   ------------   ------------   ------------
                                                      1,416,298        971,007      3,805,200      6,624,992
                                                   ------------   ------------   ------------   ------------

LOSS FROM OPERATIONS ............................      (648,430)      (793,841)    (2,120,999)    (6,209,812)

OTHER INCOME (EXPENSE):
    Other income ................................             -         58,070              -         58,070
    Loss on equity-method investee ..............       (35,000)             -        (79,000)             -
    Interest expense ............................      (234,723)             -       (902,753)             -
                                                   ------------   ------------   ------------   ------------

       Total other income (expense) .............      (269,723)        58,070       (981,753)        58,070
                                                   ------------   ------------   ------------   ------------

LOSS FROM CONTINUING OPERATIONS .................      (918,153)      (735,771)    (3,102,752)    (6,151,742)
                                                   ------------   ------------   ------------   ------------

DISCONTINUED OPERATIONS:
    Loss from discontinued operations ...........             -     (1,769,003)      (214,701)    (7,639,731)
    Gain on spin-off of majority-owned subsidiary             -              -        240,361              -
                                                   ------------   ------------   ------------   ------------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS ......             -     (1,769,003)        25,660     (7,639,731)
                                                   ------------   ------------   ------------   ------------

NET LOSS ........................................      (918,153)    (2,504,774)    (3,077,092)   (13,791,473)

PREFERRED STOCK STOCK DIVIDENDS .................      (165,000)             -       (510,250)             -
                                                   ------------   ------------   ------------   ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ......  $ (1,083,153)  $ (2,504,774)  $ (3,587,342)  $(13,791,473)
                                                   ============   ============   ============   ============

BASIC AND DILUTED NET LOSS PER COMMON SHARE:

       Continuing operations ....................  $      (0.02)  $      (0.07)  $      (0.09)  $      (0.46)
       Discontinued operations ..................             -          (0.16)          0.00          (0.57)
                                                   ------------   ------------   ------------   ------------
       Net loss to common stockholders ..........  $      (0.02)  $      (0.23)  $      (0.09)  $      (1.03)
                                                   ============   ============   ============   ============

NUMBER OF SHARES USED IN CALCULATING BASIC
    AND DILUTED NET LOSS PER SHARE ..............    48,477,161     10,898,135     42,128,595     13,415,962
                                                   ============   ============   ============   ============

                 See notes to consolidated financial statements.

                   BIOSHIELD TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the Six Months Ended
                                                                           March 31,
                                                                 -----------------------------
                                                                     2002            2001
                                                                 ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations .........................    $(3,077,092)    $ (6,151,742)
    Adjustments to reconcile loss from continuing operations
       to net cash used in operating activities:
          Gain (loss) from discontinued operations ..........              -       (7,639,731)
          Minority interest in loss of subsidiary ...........           (740)        (267,116)
          Depreciation and amortization .....................         55,475           80,754
          Issuance of stock, stock options and stock warrants
             for services rendered ..........................      2,209,566                -
          Deferred financing costs and interest .............        734,732                -
          Loss on equity-method investee ....................         79,000                -

    Changes in assets and liabilities:
       (Increase) decrease in:
          Accounts receivable ...............................     (1,195,227)        (187,369)
          Inventories .......................................        (40,074)          89,968
          Other current assets ..............................       (115,160)          45,615
          Deposits and other assets .........................         11,721                -
          Net assets from discontinued operations ...........              -        2,228,395
       Increase (decrease) in:
          Accounts payable ..................................        158,470          586,366
          Accrued expenses ..................................        (11,111)        (794,419)
          Other liability ...................................        (25,000)               -
                                                                 -----------     ------------

NET CASH USED IN OPERATING ACTIVITIES .......................     (1,215,440)     (12,009,279)
                                                                 -----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Accumulated other income/ (loss) ........................              -          105,000
    Investment in equity-method investee ....................        (85,000)               -
    Capital expenditures ....................................        (85,000)         (87,088)
                                                                 -----------     ------------

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES .........       (170,000)          17,912
                                                                 -----------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock warrants exercised ..................              -          125,000
    Proceeds from stock options exercised ...................              -          542,380
    Proceeds from common stock issuances, net ...............              -        5,259,750
    Proceeds from debt ......................................      1,383,016                -
    Repayment of debt .......................................       (373,000)               -
                                                                 -----------     ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ...................      1,010,016        5,927,130
                                                                 -----------     ------------

NET DECREASE IN CASH ........................................       (375,424)      (6,064,237)

CASH - BEGINNING OF PERIOD ..................................        384,605        6,172,914
                                                                 -----------     ------------

CASH - END OF PERIOD ........................................    $     9,181     $    108,677
                                                                 ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest and taxes ......    $         -     $          -
                                                                 ===========     ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt ............................    $   841,961     $          -
                                                                 ===========     ============
    Preferred stock converted to common stock ...............    $ 1,577,660     $          -
                                                                 ===========     ============
    Dividends accrued .......................................    $   510,250     $          -
                                                                 ===========     ============

                 See notes to consolidated financial statements.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The accompanying consolidated financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2001 and notes thereto contained in the Report on Form 10-KSB of BioShield Technologies, Inc. and Subsidiary (the "Company") as filed with the Securities and Exchange Commission. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2002.

Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 of HNS shares owned by the Company (approximating 24.6% of all currently issued and outstanding shares of HNS) were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 28.7% of all then issued and outstanding shares of HNS)(See note 2).

The consolidated statements include the accounts of BioShield Technologies, Inc. and its wholly owned subsidiary ("BSTI"). All significant inter-company balances and transactions have been eliminated.

NOTE 2 - INVESTMENT IN EQUITY-METHOD INVESTEE

The Company holds an investment accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of March 31, 2002, the Company owned 4,453,421 shares of common stock of Healthcare Network Solutions, Inc., which was received for various management and other services provided to HNS at the inception of that company. These shares are restricted under Rule 144 of the Securities and Exchange Commission.

HNS is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under)practice groups. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. HNS is a public company traded under the symbol HNWS. As of March 31, 2002, HNS had minimal revenues and has incurred losses since its inception. Tim Moses, who is an officer and director of the Company, is also a director of HNS and owns approximately 9.9% of the common shares of HNS.

The Company's common share holdings represent approximately 24.6% of the total of 18,099,252 shares of common stock of HNS currently outstanding at March 31, 2002. The Company has the ability to exercise significant influence, but not control HNS. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investee on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Equity in losses of equity-method investee."

In the statement of operations for the nine months ended March 31, 2002, the Company recorded equity in losses of investee of $79,000. Management believes the loss was other than temporary due to the continued losses and a net capital deficiency of the investee.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 3 - NOTES PAYABLE

(a) On December 15, 2000, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and a promissory note equal to the dollar amount of the investment; with the latter being due 12 months from the date of issuance. The unit holder at his option can convert such note at a 25% discount based on the average closing cost of the common stock for the twenty business days prior to conversion. Cash totaling $487,500 was received under this placement but the stock was not issued until July 18, 2001. Accordingly this amount which bears interest at 6% per annum is showed in the financial statements as notes payable. In addition, the beneficial feature on the note amounting to $162,500 was recorded and is being amortized over the life of the note. Furthermore the stock that was issued in July 2001, having a fair market value of $835,960 on the date that the funds were received, was recorded as common stock and as deferred financing costs. The deferred financing costs were being amortized over the life of the respective note. As of March 31, 2002, the Company owes $487,500 related to this note and is in default. For the nine months ended March 31, 2002, amortization of deferred financing costs amounted to $626,561 and is included in interest expense.

(b) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand.

(c) The Company borrowed funds from a third party under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per month, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of March 31, 2002, the Company borrowed $1,000,016 under this line of credit.

(d) On June 19, 2001, the Company borrowed $45,000 from two individuals. These loans are non-interest bearing and are payable on demand.

NOTE 4 - NOTE PAYABLE - RELATED PARTY

During the quarter ended March 31, 2002, the Company borrowed $99,000 from an officer of the Company. The loans are non-interest bearing and payable on demand.

NOTE 5 - STOCKHOLDERS' DEFICIT

Common Stock

During the three months ended March 31, 2002, the Company issued 1,460,752 share of common stock in connection with a prior securities purchase agreement which allows the holder of EMD (the Company's inactive subsidiary) common stock to exchange their shares for BSTI common stock at a predetermined exchange rate. Accordingly, the Company reduced the remaining liabilities accrued in connection with this conversion by $106,000.

In January 2002, the Company issued 2,000,000 shares of common stock in connection with the conversion of its Series B convertible preferred stock.

During January 2002, the Company granted and immediately exercised stock options for 1,850,000 shares of common stock to employees and directors for services rendered and to be rendered in the future. Since the Company did not receive any cash for the exercise of these options, the Company valued these common shares at the fair market value on the date of issuance of $469,000, which will be amortized over the service period. At March 31, 2002, deferred compensation relating to these shares amounted to $141,667.

During January 2002, the Company granted and immediately exercised stock options for 2,850,000 shares of common stock to consultants for services rendered and to be rendered in the future. Since the Company did not receive any cash for the exercise of these options, the Company valued these common shares at the fair market value on the date of issuance or on the contract date of $597,500, which will be amortized over the service period. At March 31, 2002, deferred compensation relating to these shares amounted to $509,933.

During January 2002, the Company granted and immediately exercised stock options for 396,882 shares of common stock to an attorney for services rendered. The Company valued these common shares at the fair market value on the date of issuance of $183,972 and included in professional fees.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 5 - STOCKHOLDERS' DEFICIT (Continued)

In January 2002, the Company issued 250,000 shares of common stock to a third party as a sales commission. In connection with this issuance, the Company recorded non-cash compensation expense of $86,250 based on the fair market value of the shares issued.

During February 2002, the Company granted and immediately exercised stock options for 3,000,000 shares of common stock to an officer of the Company or his assignees for debt of $143,750, for services rendered during the three months ended March 31, 2002 of $93,750, and for services to be rendered in the future of $542,500. The Company valued these common shares at the fair market value on the date of issuance. The fair market value of common shares issued for future services of $542,500 will be amortized over the service period and is included in deferred compensation at March 31, 2002.

During February 2002, the Company granted and immediately exercised stock options for 175,000 shares of common stock to consultants for services rendered. The Company valued these common shares at the fair market value on the date of issuance or on the contract date and recorded consulting expense of $48,625.

During February 2002, the Company granted and immediately exercised stock options for 300,000 shares of common stock to an attorney for services rendered. The Company valued these common shares at the fair market value on the date of issuance of $54,000, which is included in professional fees.

On February 1, 2002, the Company granted 110,000 stock options and immediately exercised the options, issuing 110,000 shares of common stock as settlement for a matter involving the former COO of the Company ("plaintiff") who has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance. In connection with this issuance, the Company recorded a settlement expense of $34,100 based on the fair market value of the shares issued.

Stock Options and Warrants

Pursuant to October 16, 2001 Board of Directors approval and subsequent stockholder approval, the Company adopted it's 2002 Non-Statutory Stock Option Plan ("Plan") whereby it reserved for issuance up to 7,000,000 shares of its common stock. The Company has filed a Registration Statement on Form S-8 to register those 7,000,000 shares of common stock underlying the aforesaid options. On March 6, 2002, the Company filed a new Form S-8 Registration Statement to register an additional 7,000,000 shares of the Company's common stock, which increased the number of options available for issuance from 7,000,000 to 14,000,000. In all other respects the Plan and Prospectus are substantially identical to those previously filed on December 28, 2001. This Plan is intended as an employment incentive, to aid in attracting and retaining in the employ or service of the Company and any Affiliated Corporations, persons of experience and ability and whose services are considered valuable, to encourage the sense of proprietorship in such persons, and to stimulate the active interest of such persons in the development and success of the Company. This Plan provides for the issuance of non-statutory stock options ("NSOs" or "Options") which are not intended to qualify as "incentive stock options" within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code").

On March 1, 2002 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into between the Company and Mirman Capital Ventures, Inc. (the "Consultant"). The Agreement terminates on February 28, 2007. During the term of the agreement, the Consultant will provide the Company with regular and customary non-exclusive advice, which includes investor and public relations, acquisitions, corporate financial and equity analysis, and other corporate matters.

As compensation for services rendered, the Company granted to the Consultant a warrant to purchase up to 10,000,000 shares in the aggregate of common stock of the Company. The warrants granted are exercisable for the time period and exercise price as follows: 1,000,000 warrants to purchase a like number of shares at $.18 per share through February 28, 2003, 1,000,000 warrants to purchase a like number of shares at $.28 per share through February 28, 2004, 1,000,000 warrants to purchase a like number of shares at $.38 per share through February 28, 2005, 1,000,000 warrants to purchase a like number of shares at $.48 per share through February 28, 2005, 1,000,000 warrants to purchase a like number of shares at $.58 per share through February 28, 2005, and an additional 5,000,000 warrants to purchase a like number of shares at $1.00 per share through February 28, 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 129 percent; risk-free interest rate of 5.00 percent and an expected holding periods of one to five years. The Company valued these warrants at the fair market value on the contract date of $1,127,000, which will be amortized over the service period of five years. Accordingly, the Company has recorded deferred compensation of $1,108,217 and consulting expense of $18,783 as of March 31, 2002 related to these warrants.

                   BioShield Technologies, Inc. and Subsidiary
                   Notes to Consolidated Financial Statements

NOTE 6 - PRIVATE EQUITY CREDIT AGREEMENTS

On June 30, 1999, BSTI entered into a Private Equity Credit Agreement, as amended, with an investor, whereby the Company may issue and sell to the investor, from time to time, up to $10,000,000 of BSTI's common stock. Pursuant to the agreement, the Company may exercise a put by giving notice to the investor of the investment amount that the Company intends to require the investor to purchase. The number of shares, which the investor will receive, is determined by dividing the investment amount by the purchase price, determined as the market price of the common stock on the date that the notice of the put is delivered to the investor less 20% of the market price. Unless the Company obtains requisite approval of its shareholders in accordance with the corporate laws of the State of Georgia and the applicable rules of NASDAQ, no more than 19.99% of the outstanding common stock may be issued and sold under this agreement. The Company must reserve at all times the maximum number of common shares to enable the Company to issue a sufficient number of shares having an aggregate purchase price of the lesser of $10,000,000 or number of shares having an aggregate purchase price of the lesser of $10,000,000 less the number of shares actually delivered under the agreement. Additionally, the average market bid prices for the twenty trading days preceding the Company's notice to put the shares to the investor must equal or exceed $1.00 per share. As of March 31, 2002, the Company has not exercised any of its rights under this agreement.

NOTE 7 - LITIGATION

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

On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties were engaged in discovery proceedings under Bankruptcy Order. In April 2002, the Company files a judgment motion to dismiss this case and is currently awaiting a response.

In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. On December 21, 2001, the Company granted 175,000 stock options and immediately exercised the options, issuing 175,000 shares of common stock as partial settlement of this matter. Additionally, on February 1, 2002, the Company granted 110,000 stock options and immediately exercised the options, issuing 110,000 shares of common stock as final settlement of this matter.

                   BioShield Technologies, Inc. and Subsidiary
             Notes to Consolidated Financial Statements (Continued)

NOTE 7 - LITIGATION (Continued)

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

In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with an approximate principal amount of $65,000 remained outstanding on this judgment as of March 31, 2002.

Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgment, including interest as of March 31, 2002.

NOTE 8 - SUBSEQUENT EVENTS

In April 2002, the Company issued 3,000,000 shares of common stock in connection with the conversion of its Series B convertible preferred stock.

During April and May 2002, the Company granted and immediately exercised stock options for 3,552,941 shares of common stock to consultants and an attorney for services rendered.

During May 2002, the Company granted and immediately exercised stock options for 2,793,976 shares of common stock to employees for services rendered.

NOTE 9 - RECENT PRONOUNCEMENTS

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

         Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 of HNS shares owned by the Company (approximating 28.7% of all the then issued and outstanding shares of HNS) were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 24.6% of the currently issued and outstanding shares of HNS)(See note 2).

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Nine Months Ended March 31, 2002 compared to nine months ended March 31, 2001

         The Company's revenue increased to $1,955,201 for the nine months ended March 31, 2002, from $965,551 for the nine months ended March 31, 2001, and increase of 102%. The increase was attributable to an increase in the distribution and licensing of the Company's core antimicrobial product line. Approximately 67% of our revenues were derived from two customers, one of which is located in the Peoples Republic of China. Gross profit of $1,684,201 for the nine months ended March 31, 2002 represents 86% of net sales as compared to $415,180 or 43% of net sales for the nine months ended March 31, 2001. The increase in gross margin is due to a restructuring of the way in which we sell our products, changing to a licensing and distribution model and selling to large multi-national corporations. During the first and third quarters of fiscal 2002, under the Company's restructuring, certain of the Company's customers began purchasing high levels of the Company's antimicrobial products.

         Marketing and selling expenses decreased to $141,439 for the nine months ended March 31, 2002 from $1,107,780 for the nine months ended March 31, 2001. The decrease was attributable to a change in the way in which we sell our products, changing to a licensing and distribution model. Currently, we are not selling our product directly to retail establishments and are selling the product through distributors.

         General and administrative expenses amounted to $3,659,807 for the nine months ended March 31, 2002 as compared to $3,639,925 for the nine months ended March 31, 2001. Overall, we had a small increase in costs related primarily to an increase in non-cash compensation and consulting fees of $1,815,920 as compared to $1,032,416 for the nine months ended March 31, 2001, an increase of $783,504, which was attributable to the granted of stock options and the immediate issuance of common stock to employees, directors and consultants. This increase was offset by a decrease in personnel and personnel related cost as part of the Company's restructuring. Accordingly, salaries and payroll taxes decreased to approximately $559,000 for the nine months ended March 31, 2002 from approximately $697,000 for the three months ended March 31, 2001. Additionally, the Company experienced decreased personnel related costs such as employee benefits and 401K expense due to the decrease in staff. Other expenses such as telephone, rent, and office expenses decreased due to cost-cutting measures.

         The Company's research and development expenses decreased to $3,954 for the nine months ended March 31, 2002 from $377,287 for the nine months ended March 31, 2001. The decrease in expenses related primarily to (i) the restructuring of the Company in December 2000, (ii) to lower formulation development costs of the Company's antimicrobial products and other products under development, (iii) a reduction in development cost paid to outside parties, and (iv) the completion of a majority of the Company's initial EPA approvals.

         Interest expense was $902,753 for the nine months ended March 31, 2002 as compared to $0 for the nine months ended March 31, 2001. Interest expense in fiscal 2002 is primarily attributable to the amortization of beneficial interest associated with a loan as well as additional interest costs associated with our borrowings.

         For the nine months ended March 31, 2002 we recognized a gain from the spin-off of our equity-method investee of $25,660 as compared to a loss from discontinued operations for the nine months ended March 31, 2001 of $7,639,731, which was attributable to our EMD subsidiary.

         As a result of the reasons set forth above, the Company's operations generated a net loss of $3,077,092 or $(.09) per common share for the nine month period ending March 31, 2002 compared to a net loss of $13,791,473 or $(1.03) per common share for the nine month period ended March 31, 2001.

LIQUIDITY

         At March 31, 2002, the Company had cash totaling $9,181 compared to $384,605 at June 30, 2001. The decrease in cash of $375,424 is primarily due to net losses of $3,077,092 and increases in our accounts receivable balance of $1,195,227 offset by non-cash compensation of $2,209,566 and amortization of deferred financing costs of $734,732. Additionally, we borrowed net funds of $1,010,016 under a line of credit.

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

         On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties were engaged in discovery proceedings under Bankruptcy Order. In April 2002, the Company files a judgment motion to dismiss this case and is currently awaiting a response.

         In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. On December 21, 2001, the Company granted 175,000 stock options and immediately exercised the options, issuing 175,000 shares of common stock as partial settlement of this matter. Additionally, on February 1, 2002, the Company granted 110,000 stock options and immediately exercised the options, issuing 110,000 shares of common stock as final settlement of this matter.

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

         In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc., Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc., Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with a principal amount of $78,699 remained outstanding on this judgment as of August 15, 200l.

         Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgment, including interest as of August 15, 2001.


Item 2.  Changes in securities and Use of Proceeds

         On December 21, 2001, we held our Annual Meeting of Stockholders for fiscal year ended June 30, 2001. With proxies being received for in excess of 87% of all shares entitled to vote, stockholders elected to adopt the Company's 2002 Stock Option Plan and to increase authorized common shares from 50,000,000 to 100,000,000.

         During the three months ended March 31, 2002, we issued 1,460,752 share of common stock in connection with a prior securities purchase agreement which allows the holder of EMD (the Company's inactive subsidiary) common stock to exchange their shares for BSTI common stock at a predetermined exchange rate.

         In January 2002, we issued 2,000,000 shares of common stock in connection with the conversion of its Series B convertible preferred stock.

         During January 2002, we granted and immediately exercised stock options for 1,850,000 shares of common stock to employees and directors for services rendered and to be rendered in the future.

         During January 2002, we granted and immediately exercised stock options for 2,850,000 shares of common stock to consultants for services rendered and to be rendered in the future.

         During January 2002, we granted and immediately exercised stock options for 396,882 shares of common stock to an attorney for services rendered.

         In January 2002, we issued 250,000 shares of common stock to a third party as a sales commission.

         During February 2002, we granted and immediately exercised stock options for 3,000,000 shares of common stock to an officer of the Company or his assignees for debt of $143,750, for services rendered during the three months ended March 31, 2002 of $93,750, and for services to be rendered in the future of $542,500.

         During February 2002, we granted and immediately exercised stock options for 175,000 shares of common stock to consultants for services rendered.

         During February 2002, we granted and immediately exercised stock options for 300,000 shares of common stock to an attorney for services rendered.

         On February 1, 2002, we granted 110,000 stock options and immediately exercised the options, issuing 110,000 shares of common stock as settlement for a matter involving the former COO of the Company ("plaintiff") who has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance.

         On March 6, 2002, we filed a new Form S-8 Registration Statement to register an additional 7,000,000 shares of the Company's common stock, which increased the number of options available for issuance from 7,000,000 to 14,000,000. In all other respects the Plan and Prospectus are substantially identical to those previously filed on December 28, 2001.

         On March 1, 2002 (the "Effective Date"), a consulting agreement (the "Agreement") was entered into between the Company and Mirman Capital Ventures, Inc. (the "Consultant"). The Agreement terminates on February 28, 2007. During the term of the agreement, the Consultant will provide the Company with regular and customary non-exclusive advice, which includes investor and public relations, acquisitions, corporate financial and equity analysis, and other corporate matters. As compensation for services rendered, the Company granted to the Consultant a warrant to purchase up to 10,000,000 shares in the aggregate of common stock of the Company.

Item 3.  Defaults upon Senior Securities

            - NONE -

Item 4.  Submission of Matters to a Vote of Security Holders

            - NONE -

Item 5.  Other Information

            - NONE -

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits                        - NONE -

(b)      Reports on Form 8-K             - NONE -


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: May 15, 2002               /s/ Timothy C. Moses
                                 -------------------------
                                 Name:  Timothy C. Moses
                                 Title: President and Chief Executive Officer