Form 10KSB
period 2002-06-30
BIOSHIELD TECHNOLOGIES INC
filed 2002-10-16
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________________ to _____________

                        Commission file number: 000-24913

                          *BIOSHIELD TECHNOLOGIES, INC.
                          -----------------------------
                 (Name of small business issuer in its charter)

                     Georgia                            58-2181628
                     -------                            ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

          4405 International Blvd., Suite B109, Norcross, Georgia 30093
          -------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (770) 925-3653

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                      COMMON STOCK, NO PAR VALUE PER SHARE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

* On September 24, 2002, the Company changed its name to International BioChemical Industries, Inc.

State Registrant's revenues for its most recent fiscal year.  $1,937,122

The number of shares outstanding of each of the Registrant's classes of common stock, as of September 26, 2002 is 77,702,292 shares, all of one class, no par value. Of this number 76,864,700 shares have an aggregate market value of $3,074,588 based on the closing price of Registrant's common stock of $.04 on October 14, 2002 as quoted on the Electronic Over-the-Counter Bulletin Board ("OTCBB") were held by non-affiliates of the Registrant.

Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective client's beneficial interest) owning 5% or more of the Registrant's common stock, both of record and beneficially.

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference, and the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act").

NONE

                                TABLE OF CONTENTS

PART I.........................................................................1

Item 1.       Description of Business..........................................1

Item 2.       Description of Property.........................................15

Item 3.       Legal Proceedings...............................................15

Item 4.       Submission of Matters to a Vote of Security Holders.............17

PART II.......................................................................18

Item 5.       Market for Common Equity and Related Stockholder Matters........18

Item 6.       Management's Discussion and Analysis or Plan of Operation.......19

Item 7.       Financial Statements............................................19

Item 8.       Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure.....................................19

PART III......................................................................21

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
                 ComplianceWith Section 16(a) of the Exchange Act.............21

Item 10.      Executive Compensation..........................................23

Item 11.      Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...................27

Item 12.      Certain Relationships and Related Transactions..................28

Item 13.      Exhibits, List, and Reports on Form 8-K.........................29

SIGNATURES....................................................................29

Supplemental Information......................................................31

                                     PART I

Item 1.  Description of Business

Background Summary

BioShield is committed to the discovery, development, marketing and sale of leading-edge antimicrobial and biostatic products. The Company's antimicrobial technology is a revolutionary alternative to conventional sanitizers, disinfectants, bleaches, biocides and preservatives. BioShield's proprietary antimicrobial products are much more durable, effective, and safe, and can make claims that no other products can.

BioShield intends to capture the market opportunity through a business strategy that encompasses superior research and development supporting our focus in the specialty chemical industry. This focus of specialty chemicals includes various industry specific technologies which apply in areas from pulp and paper, to household cleaning products, to paints and adhesives, and to others. This vertical market approach offers the Company lucrative business opportunities as well as significant revenue diversification. Management believes that the Company's superior technology will dominate the future antimicrobial market.

The primary core technology contains no heavy metals, formaldehyde treatment or phenol groups, and is the only essentially non-toxic antimicrobial. Unlike other antimicrobial materials, the Company's product has never been shown to allow or cause microbial adaptation, resistance, mutation, diffusion, or migration. It is significantly different from conventional sanitizers, disinfectants, or biocides that are extremely toxic and contaminate the environment with undesirable chemicals. Some of the differences are in its chemical nature, effectiveness, durability and safety. This technology has a unique advantage over all previously known methods and applications: the antimicrobial component material is bonded to the cell or surface. Microorganisms are then destroyed by simple contact with the surface. BioShield antimicrobial products bond to almost any surface, creating unlimited applications for the Company's breakthrough technology.

Unlike most other biocides, BioShield's antimicrobial is effective against single-celled organisms. Since it does not dissipate, it minimizes or eliminates the potential for microorganisms to adapt, build up tolerance, or become resistant. It acts by rupturing the cell membrane, not by poisoning the cell. By contrast, most other antimicrobials, sanitizers and disinfectants are designed to diffuse and be absorbed. Once absorbed, they act by poisoning the microorganisms or causing fatal mutations. However, as they diffuse, they lose strength, and adaptation can and usually does occur. Unlike conventional biocides and anti-viral drugs that are designed to volatilize and be absorbed by organisms, the BioShield antimicrobial is a durable, broad spectrum antimicrobial that chemically bonds to, and literally becomes part of, the application surface. Most surfaces remain antimicrobial for an extended period of time. BioShield's antimicrobial acts as microorganisms come into direct contact with it. Since the antimicrobial is not absorbed by organisms, but remains a part of each application surface, it, in effect, transforms conventional surfaces and materials into active antimicrobial surfaces. These surfaces will remain effective for extended periods, which will result in a significant reduction of some viruses and infections caused by air-borne microbial contaminants.

RECENT DEVELOPMENTS

BioShield is executing a signed licensing and distribution agreement with Megastar that calls for payments to BioShield in the amount of Thirty Five Million ($35,000,000) Dollars over an eight year period. BioShield's management believes gross margins will reach its targeted goals. The contract calls for purchase of product of not less than $700,000 for the one year period March 2001 through March 2002 to maintain the exclusivity agreement in the territory of South Asia. As of September 30, 2002, Megastar has purchased from BioShield products with a value of $1,100,000 of which we collected approximately $600,000.

BioShield also signed a licensing and distribution agreement for its "Pet Stop" line of products with "Direct America" in December 2001 that called for estimated revenues to BioShield in the amount of $2,500,000 million over a Three
(3) year period. "Direct America" planned to market the products through the advertising agency Fricks/Firestone, a firm that has done work for Papa John's, Protective Ins. and Suntory Water Group. However, BioShield, in August 2002, elected to cancel this contract and is looking for an alternative licensee(s) to sell the PetStop product line.

BioShield's management entered into an agreement in October 2001 with a New York Institution to provide up to $1,000,000 of conventional accounts receivable financing. BioShield has been able to draw down on the credit line to within 80% of the value of purchase orders. After signing this agreement, BioShield cancelled all lines of equity funding and has since cancelled the agreement referred to herein. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of June 30, 2002, the Company borrowed $1,000,016 under this line of credit and is currently in default.

After receiving inquiries from military departments and contractors -- Camber; Objective Individual Combat Weapon (OTCW); Objective Crew Served Weapon (OCSW); Sam Whitfield, Commander of U.S. Army Infantry Center ATSH-OTY; Hospitals; Laboratories; and the International corporation of Airport security in Germany and Ireland regarding the use of BioShield's antimicrobial agent against Anthrax, management proceeded with testing the effectiveness of its chemicals against Anthrax.

BioShield's microbiologists believe BioShield's products are effective against the Bacillus Anthracis, the bacteria that causes Anthrax. BioShield's in-house laboratories have tested BioShield products against a wide variety of Gram-positive and Gram-negative bacteria from the same family of Bacillus Anthracis, such as Bacillus Subtilis, with a 100% success rate of eliminating the bacteria.

BioShield has been in contact with the CDC in Atlanta, GA; Los Alamos National Laboratory in Los Alamos, New Mexico; and a military research organization to discuss the value, if any, of using BioShield's technology as a protective agent against Bacillus Anthracis. Outside testing is necessary because of the high risk and level of transmission of spores. Specialists in the field of

Anthrax were sought out to determine if the unique attributes of BioShield's chemical molecule agent can contribute to stopping the dissemination of Anthrax and reducing the potential risk of Anthrax.

BioShield was invited to address the applicable senate committee (SCEPW) regarding BioShield's core technology and its unique ability to kill Anthrax spores and Bacillus Anthracis bacteria. The written report was included in the congressional hearings that recently addressed bio-hazards and bio-terrorism. A complete and thorough statement, detailing the effectiveness of the company's technology (and the work efforts being performed with a consortium, including Health Safe USA and TRIDIM Filter Corporation, with reference to government building and military solutions) has been submitted for inclusion in the Congressional Report.

On August 15, 2002, BioShield received notice of further testing requirements needed for EPA approval. At this time, we will not be, on our own, obtaining further registrations because the amount of projected product to be purchased is less than the overall additional costs required to complete the EPA testing requirements. However, we are continuing to pursue other alternatives in moving forward with the Anthrax approvals and are seeking an appropriate licensing partner to pursue this opportunity.

On November 8, 2001, BioShield announced that orders from an East Coast distributor, Tandem Technologies International, have increased. Management at both Tandem and BioShield believe there is an increased awareness and concern over protecting work environments from poor indoor air quality (IAQ) also known as "Sick Building Syndrome," a condition that can develop quickly in an unprotected building. Tandem's distribution channels cover the United States, Europe and Japan and include several sub-distributors with over 120 sales personnel that serve over 3,500 contractors around the United States.

BioShield announced on December 4, 2001, that it is part of a project with the following companies: TRIDIM Filter Corporation ($65 million private company leader in the filtration industry, John C. Stanley, President); Pinnacle Environmental Corporation (specializing in asbestos and lead abatement services); Annabec Corporation (suppliers of Biochek 500T, BioShield's technology); and Ondeo Nalco (one of BioShield's global distributors). BioShield and these four leaders in their fields, worked together to eliminate the problems created in and around buildings that were affected as a result of the September 11th terrorist attacks against the World Trade Center. As of September 30, 2002, this work has been completed.

BioShield received a purchase order for an initial $500K purchase placed with BioShield in September 2001 from ONDEO-NALCO (Toronto: NLCO), a subsidiary of Suez (NYSE: SZE), a $30 billion company located in France. ONDEO-NALCO, a $4.2 billion dollar distributor of specialty chemicals, launched BioShield technology at the International Coating Exposition & Technology Conference 2001, and introduced the Biochek 500T with BioShield technology to over three hundred fifty companies showing their commitment to selling BioShield's products. Nalco continues to purchase product and has an outstanding purchase order in the amount of $500,000 through September 2002; however, it has not met the anticipated targets outlined in our proposed agreement.

BioShield and AbTech Industries, Inc. (www.abtechindustries.com ) entered into a strategic alliance in December 2001 that will combine the companies' patented technologies to produce the first-ever anti- microbial solution to storm water run-off. Both companies said the new product has the potential to revolutionize storm water management practices to ensure clean water in communities throughout the country. BioShield continues to look for a solution with AbTech for incorporation of our technology with their products.

In January 2002, BioShield announced that a $4 Billion Worldwide chemical company that has manufacturing facilities in 26 countries and sales organizations in over 120 countries has reported they are close to gaining certification of BioShield's antimicrobial from a health board in Europe. Once the administrative process is complete the worldwide firm has stated they plan to target the pulp and paper industry and conduct trial tests for broad applications with polymers. The company is a leading worldwide supplier of additives to the polymer industry including antimicrobial compounds. In addition the firm is one of the largest suppliers of antimicrobial compounds for use in consumer products. The worldwide firm is currently under a confidentiality agreement with BioShield. BioShield continues to support this effort; however, we do not foresee closure in the near future.

In late January 2002, BioShield launched its new web site designed to carry out requests from companies around the world for information on BioShield's unique and patented antimicrobial compounds. Potential licensees have a choice of downloading all of our technical data, including material safety data sheets, spec data, master labels, EPA certificates, FDA/Medical applications, patents, product descriptions, global and specialty licenses, recent company developments and technical data by industry. In addition the Company is posting a wealth of material designed to assist firms that have been asking for enhanced marketing material for their particular industry. BioShield continues to make enhancements to the web site and plans to complete the addition of different languages in the coming year.

Also in late January 2002, BioShield and Wm. Zinsser and Co., Inc., a company in business since 1849 and a division of RPM, Inc. (NYSE: RPM - news), signed a proposed distribution agreement with BioShield. Both parties have agreed to keep confidential the terms of the proposal; however, both sides continue to pursue avenues in which the Company's technology can be used with Zinsser products.

BioShield received two letters of understanding from Aerus/Electrolux in May 2002; one was regarding a proposed merger and the second regarding a proposed license arrangement. During the 120 day due diligence period, there were several conference calls conducted, many requests for data and records resulting in several boxes of data provided, and many hours of R&D effort expended. The due diligence period ended on September 16, 2002 and as a result, Aerus and BioShield have determined that they will not move forward with the merger and an amended Form 8-K has been filed in support of this decision. BioShield is continuing talks with Aerus however, and we are continuing to review the license agreement opportunity.

On September 25, 2002, BioShield announced that it received unanimous approval from its Board of Directors to change its corporate name from BioShield Technologies, Inc. to International BioChemical Industries, Inc. (IBC Industries). The corporate name change is being made to help promote the new direction of the company and reposition the company to better describe our business focus and model. A new trading symbol, IBCL, for the company's common stock was applied for with the NASD and SEC and we announced the new symbol in early October 2002.

PRODUCTS and EPA REGISTRATIONS

BioShield announced in late December 2001 that, after years of successful testing, the EPA under FIFRA, approved BioShield Technologies' new germ killer, disinfectant and antimicrobial against Salmonella cholerasuis, Staphylococcus aureus and other bacteria, fungus and algae. This new agent is effective against household germs and prevents the spread of harmful bacteria and cross contamination. Based on independent laboratory results, this new germ killer antimicrobial had shown 99.9999% efficacy against Salmonella cholerasuis, Staphylococcus aureus, Gram positive and negative bacteria, yeast and different types of fungus and algae at 2, 7, 14, 21, and 28 days post application. The Company believes that with this EPA/FIFRA approval, there is a very substantial market for the technology in different areas.

In addition, the EPA approved AM 3651 P, EPA Reg No. 70871-15. Disinfectant and Antimicrobial agent is a solvent based system that provides residual protection. Unlike conventional disinfectants, sanitizers and bleaches, AM 3651 P is water-soluble and provides long lasting bond to surfaces.

BioShield announced on June 5, 2002 that the EPA has granted approval for a new use application of BioShield's Antimicrobial line of products for the $17 billion paints and coatings industry. This New Use Approval significantly extends the use of BioShield's product line as a spray on latex paints, stains, coatings, films, laminates and finishes as well as directly added in can paints to control the growth of bacteria, mold, mildew and algae for both indoor and outdoor use.

BioShield announced on June 10, 2002 that the EPA has granted approval for a new use application of BioShield's Antimicrobial line of products for the Polymers industry. This New Use Approval significantly extends the use of BioShield's product line as an anti- static agent as well as to eliminate degradation of the polymer.

On June 12, 2002, BioShield received from the EPA the amendment, submitted in connection with registration under section 3(c) (7) (A) of the Federal, Insecticide, Fungicide, and Rodenticide Association (FIFRA), to add to its list of approval uses, the new use of the BioShield water-based active ingredient (AM
500) as a spray on latex paints, stains, coatings, films, laminates and finishes as well as directly added in can paints to control the growth of bacteria, mold, mildew and algae for indoor or outdoor use.

BioShield announced on June 18, 2002 the development of a new molecular formulation of the trymethoxysilil family in a solid form, high concentrate active ingredient, designed to be used in the healthcare and medical sector. The Company has devoted several years to the development and refining of the new BST 1870. The development of 1870 as a medical-grade solid form antimicrobial/antibacterial has phenomenal potential to be utilized in various medical and healthcare applications and treatments and finally gives BioShield the opportunity to approach the $2 trillion medical industry with this revolutionary new biotechnology. In addition, BST 1870 in solid form also gives BioShield the ability to pursue markets that do not permit liquid applications, creating entirely new sources of potential revenue and licensee partners.

Summary Information Regarding Current BioShield Products

BioShield AM500, is a stable aqueous solution of a silicone quaternary ammonium salt, which can produce a durable micro biostatic coating on a broad range of surfaces. AM500 provides effective protection of treated surfaces against bacteria and fungi, including mold and mildew. BioShield Technologies has registered AM500 under FIFRA regulations and been given the EPA registration number 70871-1.

BioShield AM 3651P is an EPA registered antimicrobial agent effective against common household germs. This antimicrobial agent helps prevent the spread of harmful germs on treated hard, non-porous surfaces. 3651P is also effective in controlling mold and mildew by inhibiting the growth of mold and mildew and also resists stains and discoloration associated with the growth of such organisms. BioShield's 3651P also disinfects hard, non-porous surfaces and kills Salmonella choleraesuis and Staphylococcus aureus.

BSTI 1860 may be used for incorporation into or treatment of various materials to impart bacteriostatic/fungistatic properties. This formula molecularly bonds to most surfaces utilizing a silanol group. It is this feature that provides a durable coating on items it is incorporated into or applied to post-production. This molecular bonding does not allow the product to diffuse into the surrounding environment. It does not wash out, and maintains its effectiveness over time. The quaternary ammonium portion of the active ingredient provides antimicrobial activity. This product exhibits a broad spectrum of antimicrobial activity, and is effective in controlling various microbes. BioShield 1860 adds value to products by imparting a durable and effective micro biostatic coating that lasts.

RTU 50 is a "ready to use" product providing a durable antimicrobial coating on most surfaces. It is a water-based solution for easy application to desired materials. The active ingredient in RTU 50 actually bonds to the objects in which it is applied. This means that once RTU 50 is applied to a surface, the mold and mildew protection lasts. It attacks malodor and cosmetic degradation at the source. Using RTU 50 provides effective protection against bacteria and fungi, and retards the formation of mold and mildew stains.

RTU 75 combines BioShield's proprietary technology into an aqueous system to provide a durable antimicrobial barrier. RTU 75 protects surfaces from foul smelling odors and staining caused by mold and mildew. This is a non- flammable product that provides quick, uniform dispersion for easy application onto pre-cleaned surfaces.

CS Concentrate Protectant 15 is a convenient formula that is fast, easy to apply, and very effective. CS 15 incorporates Spatented technology into a convenient protectant spray. It provides lasting protection against mold and mildew. The protective coating is not destroyed by repeat cleanings, and offers a durable finish on most surfaces. CS 15 controls and retards the deterioration caused by most bacteria and fungi. It may also be used to prolong the life of fabrics and carpets.

In addition, BioShield has developed twelve new products ready for market and has initiated a campaign to put in place nationwide distribution. The Company has devoted considerable time and expense to create a suite of products to serve large multi-billion dollar industries and several market niches with the potential of becoming one of the nation's leading suppliers of antimicrobial and antiviral products.

o BST 1870: Medical-Grade antimicrobial/antibacterial compound. Market focus of BST 1870 is the $2 trillion worldwide healthcare and medical sector.

o AM REM: EPA Approved. Bio-Remediation antibacterial/antimicrobial compound. Market focus for this product is the bio-remediation industry.

o BST C503: EPA Approved. Product focus is used as a deodorizer, anti-static agent and antimicrobial barrier for application on carpets and rugs.

o BST H502: EPA Approved. Product's focus is to be utilized as a surfactant or coating on a diverse array of hard surfaces.

o BST F501: EPA Approved. BST F501 is designed to be utilized in filtration systems for both water and air purification.

o BST 022: Anti Corrosion product to be used on a wide variety of surfaces to be utilized in the specialty coatings industry.

o BST ANTISTAT: Antistatic Agent to be used as a surfactant on a diverse array of surfaces.

o BST LUBE-EX: Lubricant with antimicrobial properties to be utilized in environments where lubricants must be bacteria free. Applications typically sought in the oil and equipment industry.

o BST AS 048: EPA Approved Anti Slime agent to be used within the $800 million pulp and paper industry and other industries where slime is a problem in large production facilities that deal with pulp, paper, food, and natural resources.

o BST-7: Odor counteract and to be utilized in both consumer and industrial applications in a large variety of industries and applications.

o BST CD530: Antimicrobial agent specifically designed for concrete applications. Particularly focused in the building industry, which is estimated at $1 Billion.

o        MB M100: De-Odorizing Clear Coating antibacterial/antimicrobial agent.
         Can be utilized across numerous industries and applications.

GOVERNMENT REGULATIONS AND APPROVAL

Patents, Patent Applications & EPA Registrations

Granted United States Patents:

United States Patent Number 6,120,587 Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydrolyzable groups, with a polyol containing at least two hydroxy groups, wherein at least any two of the hydroxy groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of treating a substrate by mixing or contacting the substrate with the product compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.

United States Patent Number 6,113,815 Abstract: The composition formed by mixing an organosilane with an ether. Water-stabilized organosilane compounds. A water stable composition made from the ether and organosilane composition and water. A method of treating a substrate by mixing or contacting the substrate with the product, compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article.

United States Patent Number 5,954,869 Abstract: The composition formed by mixing an organosilane, optionally having a nonhydrolizable organic group, but having one or more hydrolyzable groups, with a polyol containing at least two hydroxy groups, wherein at least any two of the hydroxy groups are separated by no more than two intervening atoms. Water-stabilized organosilane compounds. A water stable composition made from the polyol and organosilane or compound and water. A method of treating a substrate by mixing or contacting the substrate with the product, compound, or composition of this invention for a period of time sufficient for treatment of the substrate. A treated substrate having adhered thereto the product, compound, or composition of this invention. A method of dyeing and treating a substrate. A method of antimicrobially treating a food article. A method of antimicrobially coating a fluid container. A method of antimicrobially coating a latex medical article. A method of making a siloxane in the presence of a stabilizer.


US PATENTS PENDING:
                                            Application
     Docket Number           Region         Number             Description
     ....................... .............. .................. ..................................................
     BST-105                 US             08/965,441         Water-Stabilized   Organosilane   Compounds   and
                                                               Methods for Using the Same
     ....................... .............. .................. ..................................................
     BST-100D4               US             09/590,493         Water-Stabilized   Organosilane   Compounds   and
                                                               Methods for Using the Same
     ....................... .............. .................. ..................................................
     BST-101D1               US             09/654,232         Ether-Stabilized   Organosilane   Compounds   and
                                                               Methods for Using the Same
     ....................... .............. .................. ..................................................
     BSI-102D1               US             09/967,486         Water-Stabilized   Organosilane   Compounds   and
                                                               Methods for Using the Same

FOREIGN PATENTS ISSUED:

     Docket Number           Region         Serial Number      Description
     ....................... .............. .................. .................................................
     BST-99NZ                New Zealand    329397             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100NZ               New Zealand    330379             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same

FOREIGN PATENTS PENDING:

                                            Application        Description
     Docket Number           Region         Number
     ....................... .............. .................. .................................................
     BST-99 BZ               Brazil         PI 9702243-8       Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-99 IL               Israel         122,555            Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-99 MX               Mexico         980185             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 AR              Argentina      P 980102138        Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 BR              Brazil         PI 9806344-8       Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 CA              Canada         2236893            Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 EPO             EC             98303600.5         Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 IL              Israel         124316             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 JP              Japan          10-125119          Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 MX              Mexico         983600             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-100 Div1IL          Israel         136872             Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-101 BR              Brazil         PI9811509-0        Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-101 CA              Canada         2296397            Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-101 EPO             E.C.           98935768.6         Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same

FOREIGN PATENTS PENDING (Continued):
     BST-101 JP              Japan          2000-503088        Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-101 MX              Mexico         627                Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-102 BR              Brazil         PI9812102-4        Water-Stabilized   Organosilane   Compounds  and
                                                               Their Use
     ....................... .............. .................. .................................................
     BST-102 CA              Canada         2296395            Water-Stabilized   Organosilane   Compounds  and
                                                               Their Use
     ....................... .............. .................. .................................................
     BST-102 EPO             E.C.           98935832           Water-Stabilized   Organosilane   Compounds  and
                                                               Their Use
     ....................... .............. .................. .................................................
     BST-102 JP              Japan          2000-503089        Water-Stabilized   Organosilane   Compounds  and
                                                               Their Use
     ....................... .............. .................. .................................................
     BST-102 MX              Mexico         625                Water-Stabilized   Organosilane   Compounds  and
                                                               Their Use
     ....................... .............. .................. .................................................
     BST-102 PCT                            PCT/US98/14985     Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-105C1X CA           Canada         2292005            Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-105C1X JP           Japan          11-355128          Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same
     ....................... .............. .................. .................................................
     BST-105C1X MX           Mexico         9911802            Water-Stabilized   Organosilane   Compounds  and
                                                               Methods for Using the Same

Current EPA Registrations:

US EPA Registration Number 70871-1 Water stabilized organosilane antimicrobial compound / end use application.


US EPA Registration Number 70871-2 Water stabilized organosilane antimicrobial compound / manufacturers' use.

US EPA Registration Number 70871-13 Antimicrobial, disinfectant, germ kill, organosilane compound.

US EPA Registration Number 70871-12 Solvent based organosilane antimicrobial compound.

US EPA Registration Number 70871-4 Water stabilized organosilane antimicrobial compound/ end use application.

US EPA Registration Number 70871-15 Disinfectant and Antimicrobial agent.

Future Filings

The Company plans to seek approval on a modified version of its core active ingredient. The modification of the product involves the elimination of the highly toxic solvent (methanol). This modified active ingredient is highly soluble and less toxic to the user during application and still delivers the micro-biostatic properties. This would be an alternate source of active ingredient manufactured by the Company.

Research and Development

The Company's core technologies are in both aqueous and non-aqueous reactive silanes and antimicrobial products. Combinations of both technologies are producing compounds with new properties and are setting new standards. The Company's new product releases in the near future will be based on these core technologies. Research on silane based and non-silane based antimicrobial will expand application of antimicrobial Company products from pesticides to medications and treatments to preventive care. Research on silane based durable products will provide the applicator with the opportunity to give surfaces new desired properties.

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

During the fiscal years ended June 30, 2002, and 2001, the Company incurred expenses of approximately $196,000 and $339,000, respectively, resulting from Company-sponsored research and development activities. Research and development is expected to remain a significant component of the Company's business. However, the Company may abandon or de-emphasize its research and development activities with respect to the primary development projects and expand research and development of other products as circumstances warrant. The Company has contracted out a substantial part of its research and intends to continue to do so while utilizing its staff for monitoring such research.

ANTIMICROBIAL BUSINESS

BioShield's primary focus is to exploit its proprietary technology to become the leader in antimicrobials and biocides for consumers, Original Equipment Manufacturing, industrial, institutional, environmental services, and various biochemical related industries. BioShield products are an easily applied reactive technology that modifies surfaces of all types, by creating an invisible covalent bond between surfaces and a variety of chemical agents. Through the cross linking technology, these antimicrobial properties and other chemical agents can impart many performance-enhancing characteristics, such as residual antimicrobial activity, removal of surface-borne and air-borne allergens which may cause respiratory discomfort or asthma, infection resistance, anti-inflammation, lubricity and drug delivery onto many surfaces without changing the dimensions or physical properties of the modified surfaces. In addition, the Company has added various vertical product lines (see summary information regarding current BioShield products) in many sectors of the industries.

BioShield believes that its antimicrobial technologies and other related biochemicals have properties that make its products significantly more durable, effective and safer than those currently available conventional antimicrobials, non-antibiotics, preservatives or biocides. BioShield also believes that certain manufacturers who utilize its technologies will significantly improve the performance of their products and in some situations differentiate their products in a highly competitive marketplace.

BioChemical Industries

BioShield is currently engaged in testing multiple applications of its core technology and products with leading manufacturers, many of whom are Fortune 500 companies. The Company is committed to a value-added strategy to have our antimicrobial technology incorporated into the products of these leading manufacturers. It is BioShield's intention to produce co-branded products in the future.

In addition, BioShield intends to follow a path taken by many other proprietary specialty chemical Research and Development Companies and has targeted leading specialty chemical distributors representing many vertical markets such as the Industrial and Institutional Industry, paints, coatings and adhesives, plastics, textiles, and pulp and paper. The Company aligns with distributors that sell BioShield products on either an exclusive or non-exclusive basis to specific customers, for specific customer applications, or into specific vertical industry markets.

BioShield manages this program so that, where possible, the distributor can take product and stock in their locations. The stocking program, potential sales opportunities and outlook for future sales are key requirements BioShield requires prior to entering into an agreement with a distributor. The Company knows our products have long sales cycles, however, we are interested in making long term agreements with distributors that can expend appropriate time marketing and selling our product and moving quantities into the marketplace.

In addition, the marketing of BioShield products within the institutional and industrial segments and other key vertical industries will be consistent, as all products that contain the BioShield technology will be clearly labeled. Advertising for the Company, its technology, and its products will consist of traditional media, printed material in high distribution trade journals, direct mail, and active, visible participation in all appropriate industry conventions.

And as a result of the distribution agreements, BioShield works very closely with distributors providing leads and opportunities and we are committed to supporting our distributors with strong technical personnel, sales and marketing support, and training. BioShield works with distributors regularly (monthly sales calls, quarterly/annual meetings, etc.) to understand product pipeline and forecasting, key opportunities, and problem accounts, with a focus on ensuring goals are being met, appropriate levels of inventory are on hand to support sales effort, and growth opportunities are targeted and executed.

Sub registrations

The Company currently allows companies to sub register our technology and registrations and we coordinate with distributors where applicable. As new products are developed some will be made available for private label distribution, particularly those that make non-pesticidal claims.

The expansion of sub registered label sales will only be executed in situations where both the anticipated volume and pricing are such that positive profitability is available.

Licensing Value Added Technology

Utilization of BioShield's patented technology in leading consumer goods offered by other organizations represents potentially lucrative licensing revenues for the Company. The unique attributes of BioShield's technology permit incorporation into existing products as a value-added ingredient that imparts anti-microbial properties to the base product.

Marketing programs for value-added products are designed to support the global licensing strategy of BioShield. The Company intends to pursue additional licensing agreements with manufacturers that the Company anticipates will contain a marketing portion that outlines the requirements that each joint product will bear a notification of "Protected By BioShield" or other similar awareness building program. This extension of the Company's trademarks into categories, products, and geographies will enhance the long term branding campaign.

Establishment and Spin-off of Business - Healthcare Network Solutions, Inc. ("HNS") Subsidiary

BioShield founded HNS in April 2001 for the purpose of providing non-medical services to physician practices. It initially owned approximately 52% of all outstanding HNS common stock and thereafter owned approximately 35% post spin-off with the difference of 17% owned by BioShield shareholders in accordance with BioShield's September 24, 2001 press release wherein it indicated that it intended to spin-off, to its stockholders and on a 1 for 10 basis, a portion of those shares owned by it in HNS. As of September 30, 2002, BioShield owns approximately 19.96% of all outstanding HNS common stock.

HNS filed a Form 10-SB Registration Statement with the Securities and Exchange Commission ("SEC") which provided certain information about HNS, its current and proposed business activities and its management team. The Form 10-SB was filed on September 27, 2001. All information contained in the Form 10-SB and 10-KSB may be obtained at the SEC's web site at http:\\www.sec.gov.

Discontinuation of Business - eMD

In April of 1999, BioShield founded a subsidiary to develop electronic commerce via the Internet, originally known as Allergy Superstore.com Inc. with its name thereafter changed to Electronic Medical Distribution, Inc. ("eMD"). eMD was created to integrate services for healthcare providers with a comprehensive Internet-based product and healthcare website and had launched its web site in January 2000. On December 7, 2000, the Board of Directors of BioShield, elected to cease eMD operations and filed for protection under Chapter 7 of the Federal Bankruptcy Laws in the United States Bankruptcy Court in the Northern District of Georgia Atlanta Division , under Case No. 00-75633 (Judge Bihary). Before the Chapter 7 election was completed, the Company elected to change from Chapter 7 to Chapter 11, and thereafter moved to a liquidating 11. In accordance with the motion filed with the Court on July 9, 2001 by the Chapter 11 Trustee, on August 29, 2001, the Court ordered that the case be converted to a case under Chapter 7 of the Bankruptcy Code. On September 11, 2002, a motion to dismiss the bankruptcy of eMD was submitted to the court for consideration and closure of this outstanding subsidiary. The Company anticipates that this case will be closed not later than October 30, 2002.

Previous Financing

In December 2000/January 2001 the Company conducted a private placement of $500,000 which was comprised of the sale of units consisting of shares of common stock at $0.25 per share and a promissory note equal to the dollar amount of the investment with the latter being due 12 months from date of issuance.

BioShield retained the right to convert the note into common stock at a 25% discount from market at the then current price of the common stock on the one year anniversary date of the February 15, 2001 closing of the private placement. In the fourth quarter of fiscal year 2002, the Company converted its outstanding debt in accordance with the terms contained herein.

Employees

The Company as of September 30, 2002 has five (5) employees (plus 1 consultant who handles filing of EPA registrations, and 1 consultant who handles microbiology efforts), inclusive of its President (who is also a Director). One
(1) such person is engaged in research and development, two (2) of such persons are engaged in accounts receivable, accounts payable, product data, shipping, administrative and clerical functions, and two (2) are in marketing and sales, of which one person is also the Company's President (Timothy C. Moses). In addition to the Company's President, the Company has 3 additional directors.

International Licensing Agreements

Agreement with Megastar Universal Unlimited ("Megastar")

The Company currently has one licensing agreement performing internationally. In February 2001 BioShield announced that Megastar Universal Unlimited, a Chinese conglomerate, signed an eight year distribution agreement with BioShield to sell BioShield products in South-East Asia with Megastar being required to meet certain agreed to minimum purchase requirements. In accordance therewith an order was placed (in June 2001) for $300,000 worth of the Company's patented antimicrobial. The agreement allows Megastar to utilize its own sub-distributors to further increase opportunities for sales with BioShield retaining the right to approve sub-distribution agreements. Megastar will be able to grant the right to other companies within the territory assigned to produce different products using BioShield's patented technology AM500 or 1860.

Megastar indicated that it plans to commit $2 million dollars to a vigorous marketing campaign of BioShield products through their newly formed subsidiary Megastar BioShield, L.L.C., a Hong Kong corporation.

BioShield is executing the signed licensing and distribution agreement with Megastar. BioShield's management believes gross margins will reach its targeted goals. The contract calls for purchase of product of not less than $700,000 for the one year period March 2001 through March 2002 to maintain the exclusivity agreement in the territory of South Asia. As of September 30, 2002, Megastar has purchased from BioShield products with a value of $1,100,000.

Item 2.  Description of Property

The Company is located at its research and development center located at 4405 International Blvd., Suite B-109, Norcross, Georgia. This 6,900 square foot facility contains necessary offices, conference rooms and an organic chemistry laboratory with biological storage area. At the present time management believes that its current facilities are adequate for its present needs. See also notes to financial statements with respect to term of lease and commitments hereunder.

Item 3.  Legal Proceedings

On September 7, 2000, AHT Corporation ("AHT") filed suit against us and certain of our officers and directors in the Superior Court of Fulton County, Georgia (the "Georgia Action") alleging breach of a June 30, 2000 acquisition agreement and related common laws claims and seeking damages in excess of $70,000,000. On September 21, 2000, we filed our Answer and Counterclaim. On September 22, 2000, AHT filed, in the U.S. Bankruptcy Court for the Southern District of New York, a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Following the filing of its Chapter 11 petition, AHT filed a motion seeking approval of an asset purchase agreement dated as of September 22, 2000 (the "APA"), which provided, for the sale of substantially all of AHT's assets to us and AHT Acquisition Corp. for approximately $15,000,000. Pursuant to a Debtor in Possession ('DIP") Financing, Escrow and Settlement Agreement dated as of September 22, 2000, which was approved by the Bankruptcy Court, the Company agreed to provide approximately $1.5 million in post-petition financing to AHT. That agreement also provided for the dismissal of the Georgia Action with prejudice, subject to certain conditions contained therein. At September 30, 2000, AHT had requested and received $378,338 from us under the DIP financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the DIP financing agreement.

The Bankruptcy Court had initially scheduled a hearing to approve the APA for November 8, 2000. However, due to the decline in the our stock price, in early November, we notified AHT that we would need additional time beyond November 8, 2000 to obtain sufficient capital to acquire AHT's assets. The Bankruptcy Court did not approve the APA on November 8, 2000. Rather, on November 21, 2000, the Bankruptcy Court approved the sale of substantially all of AHT's assets to Cybear, Inc.

On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against us, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate our $1.5 million claim against AHT relating to the postpetition advances made by us to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, we filed an answer and counterclaim and intend to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties were engaged in discovery proceedings under Bankruptcy Order. In April 2002, we filed a judgment motion to dismiss this case and are currently awaiting a response. On July 31, 2002, BioShield announced that the United States

Bankruptcy Court for the Southern District of New York, overseeing the case of AHT Corporation vs. BioShield Technologies, Inc., and certain directors and officers of the Company as defendants, awarded a summary judgment in favor of certain officers and directors of BioShield Technologies in a decision that was handed down on July 16, 2002 by the Honorable Judge Hardin.

In the matter entitled Edward U. Miller v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-0096103, a former COO of the Company ("plaintiff") has brought action against us alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance pay in the amount of approximately $80,000 following his termination on December 5, 2000. On December 21, 2001, we granted 175,000 stock options and immediately exercised the options, issuing 175,000 shares of common stock as partial settlement of this matter. Additionally, on February 1, 2002, we granted 110,000 stock options and immediately exercised the options, issuing 110,000 shares of common stock as final settlement of this matter.

In the matter entitled Bioshield, Inc. v. BioShield Technologies, Inc., United States District Court, Eastern District, Michigan, Civil Action No. 00-CV-10181-BC, a Michigan corporation has brought a trademark violation suit against us, which claims superior right to the use of the "Bioshield" name and claims damages in an amount not less than $75,000. We deny the claims and have filed a counterclaim for damages for infringement upon our intellectual property. We intend to vigorously defend the action.

In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., American Arbitration Association Arbitration No. 30-110-00023-01, Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction received its arbitration award in the amount of $219,000 on June 8, 2001. On July 18, 2001, Duke Construction filed a complaint in the Superior Court of Gwinnett County seeking confirmation of the award. We are contesting approximately $5,000 of interest, which was included in the award. Settlement negotiations regarding the payment of this judgment are ongoing. We entered into a settlement agreement and made a down payment of $25,000 in January 2002 and are obligated to pay $7,500 per month until the debt is extinguished.

In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with an approximate principal amount of $66,000 remaining outstanding on this judgment as of June 30, 2002. Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $32,000 remained outstanding on Summit's judgment, including interest as of June 30, 2002.

Additionally, Jamestown Management Corp. has filed suit against us for approximately $1,654,000 in accrued rents. On July 7, 2002, we filed a petition for summary judgment. We intend to defend the suit vigorously.

In the matter of Douglas Calvert v. BioShield Technologies, Inc., a former employee of the Company ("plaintiff") has brought action against us alleging breach of employment contract. The plaintiff claims that we wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. We have admitted that severance pay is due and owing and continue to seek a realistic payment plan to pay out the sum owed. The matter is still pending before the court regarding the issue of damages claimed by Calvert. In December 2001, January 2002 and June 2002, BioShield made payments of $8,000 each to Calvert, leaving a balance of approximately $3,000.

We are involved in litigation in other matters arising out of our normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on our consolidated financial statements.

See also notes to audited financial statements.


Item 4. Submission of Matters to a Vote of Security Holders (2001 Shareholders' Meeting)

The Company held its Annual Meeting for fiscal year ended June 30, 2001 on December 21, 2001. At such meeting stockholders were asked to (i) elect five (5) directors of the Company to serve until the next Annual Meeting, and until their successors are duly elected and qualified; (ii) ratify the Board of Directors' action of its appointment of Feldman Sherb & Co., P.C. as the Company's independent public accountants for the fiscal year ending June 30, 2002; (iii) consider and act upon the proposal to adopt the BioShield Technologies, Inc. 2002 Stock Option Plan; and (iv) consider and act upon the proposal to increase authorized shares of common stock of the Company from Fifty Million (50,000,000) shares to One Hundred Million (100,000,000) shares.

With proxies being received in excess of 87% of all shares entitled to vote, stockholders elected each of the five (5) nominees to the Company's Board of Directors by an overwhelming majority approximating in excess of 85% of all votes cast. Stockholders also overwhelmingly approved the appointment of Feldman Sherb & Co., P.C. as independent auditors for fiscal year ended June 30, 2002 with the firm similarly receiving in excess of 85% of all votes cast.

Stockholders also overwhelmingly approved Proposals 3 and 4 (a) the proposal to adopt the Company's 2002 Stock Option Plan; and (b) the proposal to increase authorized common shares from 50,000,000 to 100,000,000. In each instance, votes for such approvals were in excess of 85% of all votes cast (excluding abstentions).

In accordance with stockholder approval, the Company filed its Certificate of Amendment with the Secretary of State of the State of Georgia so that upon filing on February 28, 2002 authorized shares consisted of One Hundred Million (100,000,000) shares of Common Stock no par value and Ten Million (10,000,000) shares of Preferred Stock no par value. See also Item 10 sub-heading entitled "Broadly Based 2002 Non-Statutory Stock Option Plan".

The Company currently intends to hold its Annual Meeting for Fiscal Year Ending June 30, 2002 in December 2002. Once a specific agenda and meeting date has been established, all stockholders of record, as of the chosen record date, will be notified through mailing of necessary Proxy material accompanied by an Annual Report with the latter to include the Company's audited financial statements (as contained in this 10-KSB).

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Registrant's common stock, no par value (the "Common Stock") was listed on the NASDAQ Small Cap Market and traded under the symbol BSTI until May 8, 2001 delisting1. Since May 8, 2001 the Company's common stock has been trading on the Electronic Over-the-Counter Bulletin Board under the same symbol.

The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Registrant's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

                Fiscal Year ended June 30, 2001     Quarterly Common Stock Price
                          By Quarter                         Ranges(2)

         Quarter     Date                               High              Low
         -------     ----                               ----              ---
         1st         September 30, 2000               $13.250           $7.250
         2nd         December 31, 2000                 $9.875           $0.125
         3rd         March 31, 2001                    $0.812           $0.125
         4th         June 30, 2001                     $0.550           $0.188


                Fiscal Year ended June 30, 2002     Quarterly Common Stock Price
                          By Quarter                           Ranges(2)

         Quarter     Date                               High              Low
         -------     ----                               ----              ---
         1st         September 30, 2001                $ 0.27            $0.06
         2nd         December 31, 2001                 $ 0.84            $0.15
         3rd         March 31, 2002                    $ 0.50           $0.127
         4th         June 30, 2002                     $ 0.17           $0.066

---------
1        On the date of NASDAQ'S delisting (May 8, 2001) the Common Stock price was $0.55)

2        The following statement specifically refers to the Common Stock activity, if any, prior to and subsequent to NASDAQ delisting. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market." All prices indicated since May 8, 2001 are as reported to the Registrant by broker-dealer(s) making a market in its Common Stock in the electronic Over-the-Counter Bulletin Board. During the indicated periods of time, the Registrant's Common Stock was not traded or quoted on any automated quotation system other than as indicated herein. The market quotes indicated reflect inter-dealer prices without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

A.       Holders

As of the close of business on September 26, 2002 there were 121 stockholders of record of the Registrant's Common Stock and 77,702,292 shares issued and outstanding.

B.       Dividends

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

C.       NASDAQ Delisting

By letter dated May 7, 2001 (and after oral hearing held on April 19, 2001) NASDAQ determined to delist the Company's securities from the NASDAQ Stock Market effective with the close of business May 7, 2001.

D.       Name Change

On September 25, 2002 the Company changed its name to International BioChemical Industries, Inc. and was assigned a new symbol IBCL.

Item 6.  Management's Discussion and Analysis or Plan of Operation

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

Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 of HNS shares owned by the Company approximating 28.7% of all the then issued and outstanding shares of HNS were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 19.96% of the currently issued and outstanding shares of HNS).

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Fiscal Year Ended June 30, 2002 compared to Fiscal Year Ended June 30, 2001

The Company's revenue increased to $1,937,122 for the fiscal year ended June 30, 2002, from $1,500,648 for the fiscal year ended June 30, 2001, an increase of 29%. The increase was attributable to an increase in the distribution and licensing of the Company's core antimicrobial product line. In fiscal 2002, approximately 57% of our revenues were derived from one customer, which is located in the Peoples Republic of China. Gross profit of $1,648,651 for the fiscal year ended June 30, 2002 represents 85% of net sales as compared to $854,093 or 57% of net sales for the fiscal year ended June 30, 2001. The increase in gross margin is due to a restructuring of the way in which we sell our products, changing to a licensing and distribution model and selling to large multi-national corporations.

Marketing and selling expenses decreased to $101,830 for the fiscal year ended June 30, 2002 from $547,012 for the fiscal year ended June 30, 2001 or 81%. The decrease was attributable to a change in the way in which we sell our products, changing to a licensing and distribution model. Currently, we are not selling our product directly to retail establishments and are selling the product through distributors.

Consulting fees were $1,036,945 for the fiscal year 2002 as compared to $1,382,180 for the fiscal year ended 2001a decrease of $345,235 or 25% which was attributable to cost cutting measures undertaken. Substantially all consulting expenses related to consulting fees recorded from the grant and immediate exercise of stock options.

Compensation expense decreased to $2,348,051 for the fiscal year 2002 from $3,193,697 for fiscal year 2001 or a decrease of $845,646 (26%). Such decrease was due to our experiencing decreased personnel related costs such as employee benefits and 401K expense due to a substantial decrease in staff attributable to our cost cutting measures and the closing of our eMD subsidiary in fiscal year 2001.

We elected to write down questionable or uncollectible receivables of $1,161,870 for the fiscal year ended June 30, 2002 relating to receivables that were deemed may unrealizable.

Professional fees were $915,695 for the fiscal year 2002 and $1,108,769 for fiscal year 2001 or a decrease of $193,074 (17%). The decrease was attributable to costs associated with our eMD subsidiaries bankruptcy that were not recurring in fiscal 2002.

Other general and administrative expenses decreased from $1,639,724 in fiscal 2001 to $865,892 in fiscal 2002 or $773,832 (47%). This decrease was related to expenses such as telephone, rent, and office expenses decreasing due to our cost-cutting measures.

Our research and development expenses decreased to $195,820 for the fiscal year ended June 30, 2002 from $338,584 for the fiscal year ended June 30, 2001. The decrease in expenses related primarily to (i) the restructuring of the Company,
(ii) to lower formulation development costs of the Company's antimicrobial products and other products under development, (iii) a reduction in development cost paid to outside parties, and (iv) the completion of a majority of the Company's initial EPA approvals.

Interest and dividend income decreased from $55,772 in fiscal year 2001 to $0 in fiscal year 2002 due to a termination of our investments in fiscal 2001.

Loss on legal settlements decreased $1,312,736 from $1,522,500 in fiscal 2001 to $209,764 in fiscal 2002. The decrease was primarily due to the settlement of our more material legal contingencies in fiscal year 2001.

Other income increased $313,278 from other expense of $303,610 in fiscal year 2001 to other income of $9,668 in fiscal year 2002.

In fiscal year 2002 the Company recognized a loss on equity method investee of $85,000. Such loss was attributable to the spin off of our HNS subsidiary.

Interest expense was $1,391,222 for the fiscal year ended June 30, 2002 as compared to $958,076 for the fiscal year ended June 30, 2001. Interest expense in fiscal 2002 is primarily attributable to the amortization of beneficial interest associated with a loan as well as additional interest costs associated with our borrowings.

For the fiscal year ended June 30, 2002 we recognized a gain from the spin-off of our equity-method investee of $25,659 as compared to a loss from discontinued operations for the fiscal year ended June 30, 2001 of $9,317,387, which was attributable to our eMD subsidiary.

As a result of the reasons set forth above, the Company's operations generated a net loss applicable to common shareholders of $7,283,361 or $(.17) per common share for the fiscal year ended June 30, 2002 compared to a net loss of $19,992,222 or $(1.58) per common share for the fiscal year ended June 30, 2001.

LIQUIDITY

At June 30, 2002, the Company had cash totaling $39,894 compared to $384,605 at June 30, 2001. The decrease in cash of $344,711 is primarily due to net losses of $6,653,770 and increases in inventories of $40,000 and prepaid expenses of $133,194 offset by a decrease in accounts receivable of $280,720 and increases in our accrued expense balance of $447,006 non-cash compensation of $3,230,858 and amortization of deferred financing costs of $734,732, amortization and depreciation of $75,016, and the conversion of debt for preferred stock (eMD) of $371,447. Additionally, the decrease in cash was offset by borrowed funds of $1,376,643 under various financing arrangements.

The Company's primary source of cash included, but was not limited to borrowings on the Company's existing equity line and funds raised from a private placement. The Company has elected not to put additional common stock to its existing $10,000,000 equity line as not to create any more undo pressure on its existing share price. Additionally, the Company entered into a credit agreement to borrow up to $1,000,000 under a line of credit, which it has currently used.

In addition, in 2001, the Company entered into a $2,000,000 purchase order line of credit with Aero Financial, Inc. To date, the Company has not elected to use this source of additional financing, however, in the future; the Company may elect to use this credit facility as necessary to facilitate the continued operations of the Company. We cannot assure you that we will be able to obtain additional capital from this or other investors. Our inability to successfully renegotiate these agreements could cause the company to dramatically curtail or cease operations.

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

FORWARD-LOOKING STATEMENTS

When used in this form 10-KSB, the words or phrases "will likely result", "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, which could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such Forward- looking statements, which speak only as to the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Item 7.  Financial Statements

The financial statements required by this report are included, commencing on page F-1.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None, except, the Company filed (on June 6, 2002) a Form 8-K wherein it indicated under Item 4, the following: "Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman") was the independent accounting firm for Bioshield Technologies, a Georgia corporation (the "Company"), for the fiscal years ended June 30, 2001 and 2000 and the four month ten day period ended May 10, 2002. The report of Feldman on the 2001 and 2000 consolidated financial statements of Registrant contained no adverse opinion, disclaimer of opinion or modification of the opinion except that their report on the 2001 financial statements contains an explanatory paragraph that states that "the Company incurred losses of $19,992,222 for the year ended June 30, 2001. Additionally the Company had a working capital deficiency of $3,708,825 at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern."

Feldman was merged into Grassi & Co., CPA's, P.C., ("Grassi") and the principal accountants who had been responsible for the Company's audit during the years ended June 30, 2001 and 2000 left and started their own firm called Sherb & Co., LLP ("Sherb"). As a result, on May 11, 2002, the Company dismissed Grassi and selected Sherb to serve as independent public accountants for the fiscal year 2002.

During the two most recent fiscal years and through May 10, 2002, Registrant has not consulted with Sherb regarding the application of accounting principles to a specific or contemplated transaction. Neither the Company nor anyone on its behalf consulted with Sherb regarding the type of audit opinion that might be rendered on the Company's financial statements or any matter that was the subject of a disagreement or event as defined at Item 304(a)(2) of Regulation S-B.

The decision to change accountants was recommended and approved by the board of directors of the Company. During the period from January 1, 1999 to May 10, 2002, and through the date of this report, there were no disagreements with Feldman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Feldman, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Company's financial statements as described on Item 304(a)(1)(iv)(A). In addition, there were no such events as described under Item 304(a)(1)(iv)(B) of Regulation S-B during such periods.

On September 12, 2002 the Company has provided Grassi, with a copy of the disclosures it is making herein in response to Item 304(a) of Regulation S-B, and has requested that Grassi provide its response letter, addressed to the United States Securities and Exchange Commission, pursuant to Item 304(a)(3) of Regulation S-B, stating whether it agrees with the statements made by the Company and, if not, stating the respects in which it does not agree. A copy of Grassi's letter is attached as an exhibit to this Current Report on Form 8-K."

Such letter indicates in part that "We agree with the statements concerning our Firm in such Form 8-K."

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; ComplianceWith Section 16(a) of the Exchange Act

Set forth below is certain information concerning each current director and executive officer of the Registrant (as well as certain former officers and/or directors who served during fiscal year ended June 30, 2002), including age, position(s) with the Registrant, present principal occupation and business experience during the past five years.

Name                          Age      Position(s) Held

Timothy C. Moses              46       Chairman of the Board, President,
                                       Chief Executive Officer,
                                       Secretary, Treasurer and Director

Dr. Rodothea Milatou          48       Director, Member of the Independent Audit
                                       and Compensation Committees

Alan Lingo                    46       Director, Member of the Independent Audit
                                       and Compensation Committees

*Angela B. Howell             54       Former Secretary, Treasurer and Director

Dr. Kevin Smith               45       Director, Member of the Independent Audit
                                       and Compensation Committees

* Resigned from all positions held, effective August 26, 2002

Timothy C. Moses, a Director and Founder, is the Company's Chairman, President, and Chief Executive Officer, and Director of Marketing and Sales and assumed the position of Secretary and Treasurer in late August 2002. For over a decade, Mr. Moses has been an independent businessman and entrepreneur. His career has spanned from sales and marketing to Director of Securities and Investment. He has developed knowledge in the chemical and chemical siloxane industry and business since leaving his former employer, Dow Corning Corporation in 1986, where he acted as liaison between management and technical sales in the role of new product planning and launches. As President of his former company, DCI, Inc. a silicone and siloxane based Technology Company; Mr. Moses was instrumental in seeking and raising investment capital as well as Director of Marketing and Sales to clients on a direct basis. Mr. Moses co-developed a new antimicrobial silicone based coating system for textile applications and coordinated sales from the (EEC) European Economic Community countries to the United States. Mr. Moses is also a co-inventor of three inventions for which patent applications have been filed by the Company on its core antimicrobial technologies. Mr. Moses is a graduate of a division of Georgia Institute of Technology where he received his B.S. degree in 1980.

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

Dr. Kevin Smith has been a Director since March 2001 and is a nominee to the Company's Board. He is a practicing physician, and has held a number of positions in the field of occupational health and safety. Dr. Smith grew his practice to become the largest provider of occupational health in the state of Iowa and eventually merged that practice into Concentra. In addition, Dr. Smith started and acquired several occupational health practices, which he eventually sold to HealthSouth. Dr. Smith is Board Certified in the field of occupational health. Dr. Smith has also served on the faculty of Yale, Drake and Emory University. Dr. Smith received his M.D. from the Universidad Central del Este School of Medicine in San Pedro de Marcoris, Dominican Republic.
________________________________________________________________________________

As hereinabove indicated this individual served in positions indicated during fiscal year ended June 30, 2002 but have since resigned from all positions held.

Angela B. Howell, a Director (since December 2000) until her resignation in August 2002 was Corporate Secretary, Treasurer and Director of Human Resources. Previously, Mrs. Howell was very active in the Human Resources area, for both the Ivex Corporation and Saab Cars USA, Inc. Mrs. Howell also worked in the customer service area of Atlanta Gas Light Company for many years dealing with customers and the Public Service Commission. She is a graduate of Springfield College where she received her bachelor's in Business Administration, and in

2000 received her Certification in Human Resources. Early in her career, Mrs. Howell was in partnership in their family restaurant in the financial area.

Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. The Board of Directors Board of Directors has responsibility for establishing broad corporate policies and for overseeing the performance of the Registrant. Members of the Board of Directors are kept informed of the Registrant's business by various reports and/or documents sent to them in anticipation of Board meetings as well as by operating and financial reports presented at Board meetings.

The Board does not currently have a standing nominating or compensation committee or any committee or committees performing similar functions, but acts, as a whole, in performing the functions of such committees. During fiscal year ended June 30, 2001Bioshield adopted an Independent Audit Committee and immediately thereafter adopted a formal written Audit Committee charter in early 2001.

Key Personnel

A. Deirdre S. Baker (38): Assumed the new position of General Manager in July 2002. Ms. Baker has had approximately 17 years of business experience, including 14 years of business experience in various management positions at the General Electric Company. Ms. Baker has also held executive level positions for the past three years as Vice President, CIO and Vice President of Information Technology at firms such as Recall Corporation and T/R Systems, Inc.

B. Adam Wasserman (38): In October 2001, we engaged Mr. Wasserman, CEO of CFO Oncall, Inc., a provider of outsourced accounting and chief financial officer services to manage our financial reporting process and to supervise our accounting activities. Mr. Wasserman's previous employment included, Audit Manager at American Express Tax and Business in Fort Lauderdale, Florida, and prior thereto, employment at Deloitte & Touche, LLP. Mr. Wasserman holds a Bachelor of Administrative degree from the State University at Albany in Albany, New York. He is a Certified Public Accountant and member of The American Institute of Certified Public Accountants and the Florida Institute of Certified Public Accountants.

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

In December of 2000 the Company entered in a written l year full time employment agreement with Angela B. Howell, its Secretary-Treasurer, with the expectation that at the end of its term the parties will agree upon a 1 year extension based upon a performance review. The initial salary was $55,000 per annum and was increased to $60,000 per annum effective March 31, 2001. In addition, Ms. Howell received 50,000 options to purchase a like number of shares at $0.1875 per share and has the right to receive an additional 25,000 options to purchase a like number of shares at the same exercise price on the 1 year anniversary date of the employment agreement. Ms. Howell resigned from all positions held with the Company in August 2002.

Summary Compensation Table

The following Summary Compensation Table sets forth certain information for the years ended June 30, 2001 and 2002 concerning the cash and non-cash compensation earned by or awarded to the Chief Executive Officer of the Registrant and the three other most highly compensated executive officers of the Registrant as of June 30, 2002 (the "Named Executive Officers") excepting that no information is provided for those Company executive officers whose annual compensation was not in excess of $100,000 for services rendered during the fiscal years indicated.

                                     Fiscal                                       Other Annual       Stock        All Other
Name and Principal Position           Year      Salary             Bonus          Compensation      Options      Compensation
---------------------------           ----    ------------    -----------------   ------------      -------      ------------
Timothy C. Moses                      2001    $125,000        12,000,000 Shares          -         2164,836             -
Chairman of the Board, President,                             per Agreement
Chief Executive Officer and
Secretary/Treasurer                   2002    $250,000 (4)    $75,000 (4)          $200,000 (5)          -              -
..............................................................................................................................

Jacques Elfersy                       2001    $125,000                -                  -         3375,922             -
Former Co-Chairman of the Board,
Executive Vice President and
Director                              2002         N/A               N/A                N/A            N/A            N/A
..............................................................................................................................

Angela Howell                         2002     $60,000                             $115,154 (6)          -              -
Former Director and
Secretary/Treasurer
..............................................................................................................................

Edward U. Miller                      2001    $200,000                -                  -              -               -
Former Chief Operating Officer and
Director                              2002         N/A               N/A                N/A            N/A            N/A
..............................................................................................................................

1 Represents 2,000,000 options granted on December 1, 2000 and exercised at $0.05 per share in accordance with terms and conditions of December 1, 2000 employment agreement referred to in Item 10.

2 Represents 164,836 options granted on April 27, 2001 and exercised at $0.35 per share with $57,692 in accrued salaries being applied against stock option exercise.

3 Represents 375,922 options granted on July 23, 2001 and exercised at $0.18 per share with $67,666 in accrued salaries being applied against stock option exercise.

4 Includes non-cash compensation of $192,500 from the grant and immediate exercise of 1,050,000 stock options at fair market value at date of grant.

5 Represents the issuance of 2,000,000 shares to Tim Moses or his assignees in connection with his employment agreement at $.10 per share using the share price at June 30, 2002.

6 Represent compensation recognized from the granting and immediate exercise of 421,154 stock options at fair market value at date of grant.

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

Previously Adopted Stock Option Plans

A. For information with respect to stock option plans adopted through June 30, 2000, reference is made to Item 10 of Form 10-KSB for fiscal year ended June 30, 2000.

B.       "Broadly Based" 2001 Non-Statutory Stock Option Plan

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

With respect to the term "Broadly Based" it was the intention of the Company that the Plan comply, in all respects, with what is referred to as a "Broadly Based Plan" in Nasdaq Marketplace Rule 4350(i)(1)(A) and such other sections in the Nasdaq Marketplace Rules as may be applicable to "Broadly Based Plans". To be a "Broadly Based" plan:

         a. Less than fifty percent (50%) of all options issued under the Plan shall be issued to officers and directors of the Company; "officers" and "directors" being defined in the same manner as defined in Section 16 of the Securities Exchange Act of 1934; and

         b. "Broadly Based" as defined means that at the end of three (3) years from the date of the Plan as amended at least fifty one percent (51%) of all options granted thereunder shall have been granted to "rank and file", i.e., persons who are not officers and directors as defined in "a" above, personnel of the Company and that at the anniversary date of each succeeding year no less than 51% of all options granted shall have been granted to the aforesaid "rank and file".

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

C.       "Broadly Based" 2002 Non-Statutory Stock Option Plan

On October 18, 2001, the Board of Directors adopted the Company's 2002 Non-Statutory Stock Option Plan (the " 2002 Plan"), which Plan was approved by stockholders on December 21, 2001.

The purpose of the 2002 Plan is virtually identical to the stated purpose of the 2001 Plan described above, and is "Broadly Based" in the manner described above with respect to the 2001 Plan.

The maximum number of options permitted to be granted under the 2002 Plan, as amended to date, were options to purchase up to 14,000,000 shares of Common Stock. All 14,000,000 shares have been granted.

As relates to the aforesaid 2002 Plan, the Company filed Registration Statements on December 28, 2001and March 6, 2002 under SEC File Nos. 333-76036 and 333-83810 respectively. Each of the Registration Statements included as a part thereof and as Exhibits 4 and 99 thereto the 2002 Plan and Prospectus therefore, respectively.

For further and more specific information with respect to either of the aforesaid Registration Statements and the Plan and Prospectus filed as exhibits therewith - all of which was filed with the SEC utilizing the Edgar system - complete text with respect to same may be found on the SEC's web site at http://www.sec.gov.

As of June 30, 2002, and in accordance with the above, the officers and directors of the Company had received approximately 23% of all options issued under the 2001 Plan and approximately 26% of all options issued under the 2002 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of the Common Stock as of September 26, 2002 (except where otherwise noted) with respect to (a) each person known by the Registrant to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (b) each director of the Registrant, (c) the Registrant's executive officers and (d) all officers and directors of the Registrant as a group. Except as indicated in the footnotes to the table, all of such shares of Common Stock are owned with sole voting and investment power. The title of class of all securities indicated below is Common Stock with no par value per share.

Name and Address               (1)Number of Shares     (1)Percentage of Shares
of Beneficial Owner             Beneficially Owned        Beneficially Owned
-------------------             ------------------        ------------------

Timothy C. Moses                  (2)3,474,444                   4.31%
405 N. Errol Court
Atlanta, Georgia 30327

Angela B. Howell                        10,000                     *0%
65 Village Way
Lawrenceville, Georgia 30045

Dr. Rodothea Milatou                   106,333                     *0%
5525 New Wellington Close
Atlanta, Georgia 30327

Alan Lingo                             148,148                     *0%
3451 Mark Hall Drive
Marietta, Georgia 30062

Dr. Kevin Smith                        108,667                     *0%
5525 New Wellington Close
Atlanta, Georgia 30327

All Officers and Directors        (3)3,847,592                   4.77%
as a Group (5 Persons)

* Represents less than 1% of the 77,702,292 shares outstanding as of September 26, 2002.

(1) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of the Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage of ownership is determined by assuming that options, warrants or convertible securities that are held by such person (not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(2) Includes 3,000,000 shares which may be acquired upon exercise of options issued in September 2002 in accordance with the Company's 2002 Stock Option Plan, which options expire 10 years from date of issuance.

(3) Includes an aggregate of 3,000,000 shares issuable upon option exercise referred to in footnote 2 above.

Item 12. Certain Relationships and Related Transactions.

See also Item 10 - Summary Compensation Table and footnotes thereto for information regarding options granted to certain current and former officers of the Company during fiscal year ended June 30, 2001 and 2002. See also Item 11 hereof which contains in the footnotes thereto further information with respect to issuance of options to the Company's President.

In accordance with the terms and conditions of the Private Placement Memorandum dated December 15, 2000, the Company issued 2,000,000 shares of Common Stock to an aggregate of Sixteen (16) persons for total cash consideration of Five Hundred Thousand ($500,000) Dollars.

These shares represented a portion of the Units sold by the Company to these 16 persons with each Unit consisting of One Hundred Thousand (100,000) shares of Common Stock and a Company Promissory Note for Twenty Five Thousand ($25,000) Dollars per Unit.

The Company had the right to issue additional shares of Common Stock in exchange for, and in cancellation of these Promissory Notes. On or about May 6, 2002, the Company exercised such right and issued an aggregate of Three Million Nine Hundred Forty One Thousand Six Hundred Twenty Six (3,941,626) shares to those 16 individuals who participated in the Private Placement in cancellation of the outstanding Promissory Notes and all accrued interest.

Those participating in the Private Placement included the following officer and/or directors of the Company who received the number of shares indicated alongside of their names in consideration of the Note Cancellation.

Timothy C. Moses: 294,444 shares           Dr. Kevin Smith: 212,000 shares
Alan Lingo: 98,148 shares                  Dr. Rodothea Milatou: 196,296 shares

During February 2002, we issued 2,000,000 shares of common stock to Tim Moses, an officer of the Company or his assignees, for services rendered during fiscal year ended June 30, 2002 of $293,750, and for services to be rendered in the future of $306,250. We valued these common shares at the fair market value on the date of issuance. The fair market value of common shares issued for future services will be amortized over the service period and is included in deferred compensation at June 30, 2002.

During May 2002, we issued 3,112,500 shares of common stock to Tim Moses, an officer of the Company or his assignees for debt of $289,462. We valued these common shares at the fair market value on the date of issuance.

During the fiscal year ended June 30, 2002, in connection with the exercise of stock options, we issued 2,727,760 shares of common stock to Tim Moses, an officers and directors, for services rendered and for debt.

Item 13. Exhibits, List, and Reports on Form 8-K.

Reference is herewith made to the consolidated financial statements and notes thereto included in this Form 10-KSB.

         (a)      Exhibits

                  99.1     Certification by Chief Executive Officer
                  99.2     Certification by Chief Financial Officer

         (b) During the last quarter of the Company's fiscal year ended June 30, 2002, the following Forms 8-K were filed.

                  1) Form 8-K with date of report of May 16, 2002 filed June 6, 2002

                  2) Form 8-K with date of report of May 11, 2002 filed June 6, 2002

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BIOSHIELD TECHNOLOGIES, INC.
                                            (Registrant)


                                     By /s/ Timothy C. Moses
                                        --------------------
                                        Timothy C. Moses, Chairman of the Board,
                                        President and Chief Executive Officer
                                        Secretary/Treasurer


                                     Date: October 15, 2002
                                           ----------------

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                        Titles                        Dates
----------                        ------                        -----

Timothy C. Moses                  Chairman, President,          October 15, 2002
/s/ Timothy C. Moses              Chief Executive Officer,
--------------------              Secretary/ Treasurer


Dr. Rodothea Milatou              Director                      October 15, 2002
/s/ Dr. Rodothea Milatou
------------------------

Alan Lingo                        Director                      October 15, 2002
/s/ Alan Lingo
--------------

Dr. Kevin Smith                   Director                      October 15, 2002
/s/ Dr. Kevin Smith
-------------------

                            Supplemental Information

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Registrants which have not registered securities pursuant to Section 12 of the Exchange Act.

                                 CERTIFICATIONS

Certifications pursuant to Securities and Exchange Act of 1934 Rule 13a-14 as adopted pursuant to Section 302 of Sarbanes-Oxley Act of 2002:

I, Timothy C. Moses, Chief Executive Officer of BioShield Technologies, Inc. (the Company") certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.


                                        /s/ Timothy C. Moses
                                        --------------------
                                        BioShield Technologies, Inc.
                                        Chief Executive Officer
                                        October 15, 2002

I, Timothy C. Moses, Chief Accounting Officer of BioShield Technologies, Inc. (the "Company") certify that:

1. I have reviewed this annual report on Form 10-KSB of the Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

                                        /s/ Timothy C. Moses
                                        --------------------
                                        BioShield Technologies, Inc.
                                        Chief Accounting  Officer
                                        October 15, 2002

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX



                                                                     Page Number
                                                                     -----------


INDEPENDENT AUDITORS' REPORT.................................................F-2


CONSOLIDATED FINANCIAL STATEMENTS:


       Balance Sheet at June 30, 2002........................................F-3


       Statements of Operations for the years ended June 30, 2002 and 2001............................................................F-4


       Statements of Stockholders' Deficit for the years ended
         June 30, 2002 and 2001........................................F-5-A,B,C


       Statements of Cash Flows for the for the years ended
         June 30, 2002 and 2001..............................................F-6


       Notes to Consolidated Financial Statements....................F-7 to F-20

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
(formerly BioShield Technologies, Inc.)

         We have audited the accompanying consolidated balance sheet of International Biochemical Industries, Inc. and Subsidiary (formerly BioShield Technologies, Inc.) as of June 30, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the fiscal years ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of International Biochemical Industries, Inc. and Subsidiary (formerly BioShield Technologies, Inc.) as of June 30, 2002 and the results of their operations and their cash flows for the fiscal years ended June 30, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses since inception of $58,770,542 and had a working capital deficiency of $4,267,626 at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also described in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.


                                                                Sherb & Co., LLP
                                                    Certified Public Accountants

New York, New York
September 27, 2002

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (Formerly BioShield Technologies, Inc.)
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2002

                                     ASSETS
CURRENT ASSETS:
    Cash ........................................................  $     39,894
    Accounts receivable .........................................       168,834
    Inventories .................................................        40,000
    Other current assets ........................................       133,194
                                                                   ------------

       TOTAL CURRENT ASSETS .....................................       381,922

PROPERTY AND EQUIPMENT, net .....................................       192,687
                                                                   ------------

       TOTAL ASSETS .............................................  $    574,609
                                                                   ============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable - related party ...............................  $  1,545,016
    Accounts payable ............................................     1,096,471
    Accrued expenses ............................................     2,008,061
                                                                   ------------

       TOTAL CURRENT LIABILITIES ................................     4,649,548
                                                                   ------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value. 10,000,000 shares authorized,
       no shares issued and outstanding .........................             -
    Convertible preferred stock - Series B, no par value;
       500 shares authorized; 397 shares issued and outstanding
       total liquidation of outstanding - $7,940,000 ............     7,931,840
    Convertible preferred stock - Series C, no par value;
       500 shares authorized; 205 shares issued and outstanding
       total liquidation of outstanding - $4,100,000 ............     4,100,460
    Common stock, no par value; 100,000,000 shares authorized;
       67,989,597 issued  and outstanding .......................    37,901,077
    Additional paid-in capital ..................................     6,290,066
    Accumulated deficit .........................................   (58,770,542)
    Less 35,000 shares of common stock in treasury - at cost ....      (536,900)
    Deferred compensation .......................................      (990,940)
                                                                   ------------

       TOTAL STOCKHOLDERS' DEFICIT ..............................    (4,074,939)
                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............  $    574,609
                                                                   ============

                 See notes to consolidated financial statements.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (Formerly BioShield Technologies, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    For the Year Ended June 30,
                                                    ---------------------------
                                                        2002           2001
                                                    ------------   ------------
NET SALES ........................................  $  1,937,122   $  1,500,648
COST OF SALES ....................................       288,471        646,555
                                                    ------------   ------------
GROSS PROFIT .....................................     1,648,651        854,093
                                                    ------------   ------------
OPERATING COSTS AND EXPENSES:
     Marketing and selling .......................       101,830        547,012
     Consulting fees .............................     1,036,945      1,382,180
     Compensation expense ........................     2,348,051      3,193,697
     Uncollectible receivables ...................     1,161,870              -
     Professional fees ...........................       915,695      1,108,769
     Other general and administrative ............       865,892      1,639,724
     Research and development ....................       195,820        338,584
                                                    ------------   ------------
                                                       6,626,103      8,209,966
                                                    ------------   ------------
LOSS FROM OPERATIONS .............................    (4,977,452)    (7,355,873)

OTHER INCOME (EXPENSE):
     Interest and dividend income ................             -         55,772
     Loss on legal settlement ....................      (209,764)    (1,522,500)
     Other income (expense).......................         9,668       (303,610)
     Loss on equity-method investee ..............       (85,000)           -
     Interest expense ............................    (1,391,222)      (958,076)
                                                    ------------   ------------
        Total other income (expense) .............    (1,676,318)    (2,728,414)
                                                    ------------   ------------
LOSS FROM CONTINUING OPERATIONS ..................    (6,653,770)   (10,084,287)
                                                    ------------   ------------
DISCONTINUED OPERATIONS:
     Loss from discontinued operations ...........             -     (9,317,387)
     Gain on spin-off of majority-owned subsidiary        25,659              -
                                                    ------------   ------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS .......        25,659     (9,317,387)
                                                    ------------   ------------
NET LOSS .........................................    (6,628,111)   (19,401,674)

PREFERRED STOCK STOCK DIVIDENDS ..................      (655,250)      (590,548)
                                                    ------------   ------------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS .......  $ (7,283,361)  $(19,992,222)
                                                    ============   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE:
        Continuing operations ....................  $      (0.17)  $      (0.84)
        Discontinued operations ..................          0.00          (0.74)
                                                    ------------   ------------
        Net loss to common stockholders ..........  $      (0.17)  $      (1.58)
                                                    ============   ============
NUMBER OF SHARES USED IN CALCULATING BASIC
     AND DILUTED NET LOSS PER SHARE ..............    42,555,836     12,639,693
                                                    ============   ============

                 See notes to consolidated financial statements.

                              INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                                       (Formerly BioShield Technologies, Inc.)
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended June 30, 2002 and 2001

                                                                                               Preferred Stock
                                                                   Common Stock                   Series B
                                                             --------------------------  ---------------------------
                                                                Shares        Amount        Shares         Amount
                                                             ------------  ------------  ------------   ------------
Balance - June 30, 2000 ...................................     8,354,073  $ 20,472,038           500   $ 10,000,000

  Realized loss on securities .............................             -             -             -              -
  Issuance of stock in payment of legal fees ..............       300,000        15,000             -              -
  Issuance of stock from exercise of options ..............        99,000       262,500             -              -
  Compensation related to stock options issued ............             -             -             -              -
  Issuance of stock upon conversion of eMD stock ..........     1,380,308     2,025,800             -              -
  Proceeds from issuance of shares under
   credit agreement .......................................     3,527,063     5,299,562             -              -
  Proceeds from issuance of shares under preferred
   stock conversion .......................................     1,106,999       145,500            (7)      (145,500)
  eMd stock converted to Series C preferred ...............             -             -             -              -
  Dividend on Series B preferred stock ....................             -             -             -              -
  Beneficial conversion feature ...........................             -             -             -              -
  Issuance of stock in payment of dividends ...............       862,833       327,081             -              -
  Issuance of stock in payment of consulting fees .........     2,258,157       472,302             -              -
  Issuance of stock resulting from exercise of warrants ...        74,000       424,880             -              -
  Stock based compensation ................................     3,884,970       423,914             -              -
  Net loss for the year ended June 30,2001 ................             -             -             -              -
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2001 ...................................    21,847,403    29,868,577           493      9,854,500

  Issuance of stock in exchange for debt (EmD) ............     3,336,707     1,144,520             -              -
  Issuance of stock in connection with private placement ..     1,950,000       835,960             -              -
  Issuance of common stock in payment of consulting fees ..       400,000       159,750             -              -
  Issuance of common stock to employees ...................        80,000        33,840             -              -
  Conversion of Series  B preferred stock .................    11,000,000     1,962,107           (96)    (1,922,660)
  Common stock issued in exchange for notes payable .......     3,941,266       487,500             -              -
  Common stock issued to officer for debt and services ....     5,112,500       889,462             -              -
  Issuance of options and warrants for services/settlements             -             -             -              -
  Issuance of options to employees for services ...........             -             -             -              -
  Exercise of options .....................................    20,321,721     2,519,361             -              -
  Amotization of deferred compensation ....................             -             -             -              -
  Preferred stock dividend ................................             -             -             -              -
  Net loss for the year ended June 30,2002 ................             -             -             -              -
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2002 ...................................    67,989,597  $ 37,901,077           397   $  7,931,840
                                                             ============  ============  ============   ============

                                                                                                         (continued)
                                   See notes to consolidated financial statements.

                                                        F-5-A

                              INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                                       (Formerly BioShield Technologies, Inc.)
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended June 30, 2002 and 2001
                                                     (continued)

                                                                    Preferred Stock                     Accumulated
                                                                       Series C           Additional       other
                                                             --------------------------    Paid-in      comprehensive
                                                                 Shares       Amount       Capital     earnings (loss)
                                                             ------------  ------------  ------------   ------------
 Balance - June 30, 2000 ..................................             -  $          -  $  3,492,600   $    (77,000)

  Realized loss on securities .............................             -             -             -         77,000
  Issuance of stock in payment of legal fees ..............             -             -             -              -
  Issuance of stock from exercise of options ..............             -             -             -              -
  Compensation related to stock options issued ............             -             -     1,037,710              -
  Issuance of stock upon conversion of eMD stock ..........             -             -             -              -
  Proceeds from issuance of shares under
   credit agreement .......................................             -             -             -              -
  Proceeds from issuance of shares under preferred
   stock conversion .......................................             -             -             -              -
  eMd stock converted to Series C preferred ...............           205     4,100,460             -              -
  Dividend on Series B preferred stock ....................             -             -             -              -
  Beneficial conversion feature ...........................             -             -       162,500              -
  Issuance of stock in payment of dividends ...............             -             -             -              -
  Issuance of stock in payment of consulting fees .........             -             -             -              -
  Issuance of stock resulting from exercise of warrants ...             -             -             -              -
  Stock based compensation ................................             -             -             -              -
  Net loss for the year ended June 30,2001 ................             -             -             -              -
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2001 ...................................           205     4,100,460     4,692,810              -

  Issuance of stock in exchange for debt (EmD) ............             -             -             -              -
  Issuance of stock in connection with private placement ..             -             -             -              -
  Issuance of common stock in payment of consulting fees ..             -             -             -              -
  Issuance of common stock to employees ...................             -             -             -              -
  Conversion of Series  B preferred stock .................             -             -             -              -
  Common stock issued in exchange for notes payable .......             -             -             -              -
  Common stock issued to officer for debt and services ....             -             -             -              -
  Issuance of options and warrants for services/settlements             -             -       944,886              -
  Issuance of options to employees for services ...........             -             -       652,370              -
  Exercise of options .....................................             -             -             -              -
  Amotization of deferred compensation ....................             -             -             -              -
  Preferred stock dividend ................................             -             -             -              -
  Net loss for the year ended June 30,2002 ................             -             -             -              -
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2002 ...................................           205  $  4,100,460  $  6,290,066   $          -
                                                             ============  ============  ============   ============

                                                                                                         (continued)
                                   See notes to consolidated financial statements.

                                                        F-5-B

                              INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                                       (Formerly BioShield Technologies, Inc.)
                                    STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                     For the Years Ended June 30, 2002 and 2001
                                                     (continued)

                                                                              Common
                                                              Accumulated    Stock in      Deferred
                                                                Deficit      Treasury    Compensation      Total
                                                             ------------  ------------  ------------   ------------
 Balance - June 30, 2000 ..................................  $(31,494,959) $   (536,900) $          -   $  1,855,779

  Realized loss on securities .............................             -             -             -         77,000
  Issuance of stock in payment of legal fees ..............             -             -             -         15,000
  Issuance of stock from exercise of options ..............             -             -             -        262,500
  Compensation related to stock options issued ............             -             -             -      1,037,710
  Issuance of stock upon conversion of eMD stock ..........             -             -             -      2,025,800
  Proceeds from issuance of shares under
   credit agreement .......................................             -             -             -      5,299,562
  Proceeds from issuance of shares under preferred
   stock conversion .......................................             -             -             -              -
  eMd stock converted to Series C preferred ...............             -             -             -      4,100,460
  Dividend on Series B preferred stock ....................      (590,548)            -             -       (590,548)
  Beneficial conversion feature ...........................             -             -             -        162,500
  Issuance of stock in payment of dividends ...............             -             -             -        327,081
  Issuance of stock in payment of consulting fees .........             -             -             -        472,302
  Issuance of stock resulting from exercise of warrants ...             -             -             -        424,880
  Stock based compensation ................................             -             -             -        423,914
  Net loss for the year ended June 30,2001 ................   (19,401,674)            -             -    (19,401,674)
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2001 ...................................   (51,487,181)     (536,900)            -     (3,507,734)

  Issuance of stock in exchange for debt (EmD) ............             -             -             -      1,144,520
  Issuance of stock in connection with private placement ..             -             -             -        835,960
  Issuance of common stock in payment of consulting fees ..             -             -             -        159,750
  Issuance of common stock to employees ...................             -             -             -         33,840
  Conversion of Series  B preferred stock .................             -             -             -         39,447
  Common stock issued in exchange for notes payable .......             -             -             -        487,500
  Common stock issued to officer for debt and services ....             -             -      (600,000)       289,462
  Issuance of options and warrants for services/settlements             -             -      (829,250)       115,636
  Issuance of options to employees for services ...........             -             -      (170,000)       482,370
  Exercise of options .....................................             -             -             -      2,519,361
  Amotization of deferred compensation ....................                                   608,310        608,310
  Preferred stock dividend ................................      (655,250)            -             -       (655,250)
  Net loss for the year ended June 30,2002 ................    (6,628,111)            -             -     (6,628,111)
                                                             ------------  ------------  ------------   ------------

Balance - June 30, 2002 ...................................  $(58,770,542) $   (536,900) $   (990,940)  $ (4,074,939)
                                                             ============  ============  ============   ============

                                   See notes to consolidated financial statements.

                                                        F-5-C

                           INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                                    (Formerly BioShield Technologies, Inc.)
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                        For the Year Ended
                                                                                             June 30,
                                                                                    --------------------------
                                                                                        2002          2001
                                                                                    -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Loss from continuing operations ..............................................  $(6,653,770)  $(10,084,287)
    Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
         Loss from discontinued operations .......................................            -     (6,794,716)
         Gain (loss) on disposal of discontinued operations ......................       25,659     (2,522,671)
         Minority interest in loss of subsidiary .................................         (740)             -
         Depreciation and amortization ...........................................       75,016        378,977
         Gain on sale of property and equipment ..................................       (1,536)             -
         Issuance of stock, stock options and stock warrants for services rendered    3,230,858      1,933,926
         Preferred stock issued for conversion of eMD debt .......................      371,447      2,253,426
         Deferred financing costs and interest ...................................      734,732              -
         Loss on equity-method investee ..........................................       85,000              -

    Changes in assets and liabilities:
       (Increase) decrease in:
         Accounts receivable .....................................................      280,720        256,659
         Inventories .............................................................      (40,000)       103,456
         Prepaid expenses and other current assets ...............................     (133,194)       106,160
         Deposits and other assets ...............................................       11,721          6,998
       Increase (decrease) in:
         Accounts payable ........................................................       13,921        701,220
         Accrued expenses ........................................................      447,006        884,348
         Other liability .........................................................      (25,000)        25,000
                                                                                    -----------   ------------

NET CASH USED IN OPERATING ACTIVITIES ............................................   (1,578,160)   (12,751,504)
                                                                                    -----------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from the sale of property and equipment .............................       30,738              -
    Investment in equity-method investee .........................................      (85,000)             -
    Capital expenditures .........................................................      (88,932)       (45,247)
                                                                                    -----------   ------------

NET CASH USED IN INVESTING ACTIVITIES ............................................     (143,194)       (45,247)
                                                                                    -----------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from stock warrants exercised .......................................            -        424,880
    Proceeds from stock options exercised ........................................            -        262,500
    Proceeds from common stock issuances under credit agreement ..................            -      5,299,562
    Proceeds from private placement ..............................................            -        487,500
    Proceeds from debt ...........................................................      911,016        500,000
    Preceeds from shareholder notes ..............................................      465,627         34,000
                                                                                    -----------   ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES ........................................    1,376,643      7,008,442
                                                                                    -----------   ------------

NET DECREASE IN CASH .............................................................     (344,711)    (5,788,309)

CASH - BEGINNING OF YEAR .........................................................      384,605      6,172,914
                                                                                    -----------   ------------

CASH - END OF YEAR ...............................................................  $    39,894   $    384,605
                                                                                    ===========   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest and taxes ...........................  $         -   $          -
                                                                                    ===========   ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Common stock issued for debt .................................................  $ 2,277,891   $          -
                                                                                    ===========   ============
    Preferred stock converted to common stock ....................................  $ 1,922,660   $          -
                                                                                    ===========   ============
     Preferred dividends accrued .................................................  $   655,250   $          -
                                                                                    ===========   ============
    Common stock issued for future services ......................................  $ 1,599,250   $          -
                                                                                    ===========   ============
    Property and equipment exchanged for forgiveness of debt .....................  $     7,137   $          -
                                                                                    ===========   ============
                                See notes to consolidated financial statements.
                                                      F-6

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of business

International Biochemical Industries, Inc. (formerly BioShield Technologies, Inc. or "IBCL"), was incorporated on June 1, 1995 under the laws of the state of Georgia. The Company was formed to develop, manufacture and distribute certain antimicrobial agents and products. The Company continues to develop distribution channels for these products throughout the United States and internationally.

On April 27, 1999, IBCL acquired 99% of the outstanding common stock of a newly formed entity, Allergy Superstore.com, Inc. which name was subsequently changed to Electronic Medical Distribution, Inc. ("eMD"). eMD was formed to develop electronic commerce via the Internet. eMD launched its consumer and physician web site during January 2000. On January 31, 2001, eMD filed petitions for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Northern District of Georgia. On August 29, 2001 the Chapter 11 filing was changed to Chapter 7 of the Bankruptcy Code in accordance with a motion filed with the Court on July 9, 2001. The financial statements have been adjusted to reflect the Chapter 7 filing. Accordingly, all assets and liabilities of eMD have been written off effective June 30, 2001 and all operations have been recorded as discontinued.

On April 23, 2001 the Company formed Healthcare Network Solutions, Inc. ("HNS"). HNS was incorporated under the laws of the state of Delaware. HNS is in the business of providing non-medical services to physicians. These services are intended to include billing and scheduling, supply ordering, personnel staffing, marketing and providing access to patient information services. 3,700,000 shares of HNS that were owned by the Company were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares of HNS.

Basis of presentation

In fiscal 2001, the consolidated financial statements included the accounts of IBCL, and its majority-owned subsidiaries, eMD and HNS (collectively, the "Company"). All material intercompany accounts and transactions have been eliminated in the consolidated financial statements.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the relatively short-term nature of the instruments.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - continued

Inventories

Inventories, consisting of chemicals, are stated on a first in, first out (FIFO) basis at the lower of cost or market.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. The Company provides for depreciation on a straight-line basis over the estimated useful lives of office and lab equipment, furniture and fixtures, and computer equipment of 5 to 7 years. Leasehold costs are being amortized on a straight-line basis over a ten-year period, the lease term.

When assets are retired or otherwise disposed of, the costs and accumulated depreciation are removed from the respective accounts and any related gain or loss is recognized. Maintenance and repair costs are charged to expense as incurred, and renewals and improvements that extend the useful lives of assets are capitalized.

Revenue recognition

Revenues from product sales are recognized upon the later of shipment or final acceptance. Deferred revenue is recorded when the Company receives customer payments before shipment and/or acceptance or before service revenues are earned.

Use of estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reporting amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Research and development

The costs of research and development include, among other things, consumable supplies and materials to be used for the development of the Company's intended products, and the cost of testing and consulting related to filing with the Environmental Protection Agency (EPA) and patent filings. Research and development costs are expensed when incurred and amounted to $195,820 and $338,584 for the years ended June 30, 2002 and 2001, respectively.

Fair value of financial instruments

The carrying amounts reported in the balance sheet for cash, accounts receivable, notes payable, accounts payable, and accrued expenses approximate fair value based on the short-term maturity of these instruments.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - continued

Advertising

The Company expenses the cost of advertising the first time advertising takes place. Costs of developing advertising materials are expensed at the time the advertising materials are produced and distributed to customers. Advertising expense was $92,284 and $632,429 for the years ended June 30, 2002 and 2001 respectively.

Stock based compensation

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

Income taxes

Deferred taxes are provided on an asset and liability method for temporary differences and operating loss and tax credit carryforwards. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Loss per common share

Basic loss per common share is computed by dividing the net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per common share is computed by dividing the net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding plus shares derived from other potentially dilutive securities such as potentially dilutive securities including "in-the-money" stock options and warrants. During fiscal 2002 and 2001, potentially dilutive shares were excluded from the diluted loss per common share computation as their effect was antidilutive.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 1 - NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
         POLICIES - continued

Recent Accounting Pronouncements

In August 2001, the FASB issued Statement No. 144 (SFAS 144) "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The adoption of SFAS 144 was effective for fiscal years beginning after December 15, 2001. The adoption of this consensus did not have a material effect on our financial position or results of operations.

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our financial position or results of operations.

In July 2002, the FASB issued Statement No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities." This Standard supercedes the accounting guidance provided by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity" (including "Certain Costs Incurred in a Restructuring"). SFAS No. 146 requires companies to recognize costs associated with exit activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this standard will not have a material effect on our financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since its inception of $58,770,542, has a working capital deficit of $4,267,626, and there is substantial doubt that it will be able to continue as going concern without additional funding. In the year ended June 30, 2001, the Company raised an additional $6,474,442 in equity financing and management intends to continue to seek additional financing to fund its operations, although there can be no assurances that any such financing will be available. The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 3 - INVESTMENT IN EQUITY-METHOD INVESTEE

The Company holds an investment accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of June 30, 2002, the Company owned 4,453,421 shares of common stock of Healthcare Network Solutions, Inc., which was received for various management and other services provided to HNS at the inception of that company. These shares are restricted under Rule 144 of the Securities and Exchange Commission.

HNS is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under)practice groups. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. HNS is a publicly company traded under the symbol HNWS. As of June 30, 2002, HNS had minimal revenues and has incurred losses since its inception. Tim Moses, who is an officer and director of the Company, is also a director of HNS and owns approximately 8% of the common shares of HNS.

The Company's common share holdings represent approximately 20% of the total shares of common stock of HNS currently outstanding at June 30, 2002. The Company has the ability to exercise significant influence, but not control HNS. Accordingly, under the equity method of accounting, the Company's share of the investee's earnings or loss is included in the consolidated statements of operations. The Company records its investments in equity-method investee on the consolidated balance sheet as "Investment in equity-method investee" and its share of the investee's earnings or losses in "Equity in losses of equity-method investee."

In the statement of operations for the year ended June 30, 2002, the Company recorded equity in losses of investee of $85,000. Management believes the loss was other than temporary due to the continued losses and a net capital deficiency of the investee.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 4 - PROPERTY AND EQUIPMENT

As of June 30, 2002, property and equipment consisted of the following:

         Capitalized software ............................  $ 135,000
         Office furniture and equipment ..................    160,312
         Machinery and equipment .........................     97,995
         Leasehold improvements ..........................     40,544
                                                            ---------
                                                              433,851

            Less accumulated depreciation and amortization   (241,164)
                                                            ---------
                                                            $ 192,687
                                                            =========

Depreciation expense charged to operations was approximately $75,000 and $115,000 for the years ended June 30, 2002 and 2001, respectively.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

(a) On December 15, 2000, the Company conducted a private placement which was comprised of the sale of units consisting of shares of common stock and a promissory note equal to the dollar amount of the investment; with the latter being due 12 months from the date of issuance. The unit holder at his option can convert such note at a 25% discount based on the average closing cost of the common stock for the twenty business days prior to conversion. Cash totaling $487,500 was received under this placement but the stock was not issued until July 18, 2001. The beneficial feature on the note amounting to $162,500 was recorded and was amortized over the life of the note. Furthermore the stock that was issued in July 2001, having a fair market value of $835,960 on the date that the funds were received, was recorded as common stock and as deferred financing costs. The deferred financing costs were being amortized over the life of the respective note. For the year ended June 30, 2002, amortization of deferred financing costs amounted to $626,561 and is included in interest expense. On or about May 6, 2002, the unit holders exercised such right and issued an aggregate of 3,941,266 common shares to those 16 individuals who participated in the Private Placement in cancellation of the outstanding Promissory Notes and all accrued interest.

(b) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 10% per annum and is payable on demand.

(c) On June 19, 2001, the Company borrowed $45,000 from two individuals. These loans are non-interest bearing and are payable on demand.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 5 - NOTES PAYABLE (Continued)

(d) The Company borrowed funds from a shareholder under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per month, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of June 30, 2002, the Company borrowed $1,000,016 under this line of credit and is currently in default.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases certain office and operating facilities and certain equipment under operating lease agreements that expire on various dates through 2003 and require the Company to pay all maintenance costs. Rent expense under these leases was $58,230 and $128,094 for the years ended June 30, 2002 and 2001, respectively.

Commitments under noncancelable operating leases including leases entered into after June 30, 2002 are summarized as follows:

         Fiscal Year:
                2003 ..............................$ 56,000
                                                   ========

Employment Agreements

On December 1, 2000, the Company signed an employment agreement with the chief executive officer of BSTI expiring December 12, 2005. The agreement provides for an annual base salary of $250,000, an annual performance bonus not to exceed 100% of base salary per year but in no case less than 30% of base and/or up to $2,000,000 in stock incentive plan, and a severance package in the event of termination other than for cause or good reason as defined within the agreement. The agreement also provides for, amongst other things (a) the issuance of 2,000,000 immediately vesting options to purchase a like number of shares at $0.05 per share, (b) certain fringe benefits relating to health, life and disability insurance coverage and (c) permits the Company to terminate the agreement without cause, in which event it is required to compensate the chief executive officer for the full 5 year term. The agreement is automatically renewed each year on December 1, commencing December 1, 2001.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Termination Agreement

On June 21, 2000, the Executive Vice President and Co-Chairman of the Board of Directors of BSTI resigned. Effective August 1, 2000, the Company entered into a semi-retirement agreement with the former officer. Under this agreement, the Company must pay the former officer $25,000 upon execution of the agreement, $30,833 per month for twelve months, followed by $20,833 per month for thirty months for consulting services to be rendered over the term of the agreement. Additionally, the Company must provide health, dental, life insurance and disability benefits on the same basis as he received prior to his resignation and an automobile allowance of $1,500 per month and a stipend of $1,500 per month for an executive suite for 42 months. Furthermore, the former officer received options to purchase 150,000 shares of BSTI common stock at $24.414 per share. The Company had accrued and recognized all future payments due under this agreement. As of June 30, 2002, the Company owes this former officer $145,539, which is included in accrued expenses.

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

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001

NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (continued)

On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit (in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action have been denied and the parties were engaged in discovery proceedings under Bankruptcy Order. In April 2002, the Company filed a judgment motion to dismiss this case and is currently awaiting a response.

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

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation (continued)

In the matters of Jamestown Management Corp. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee) and Summit Marketing Group, Inc. v. Bioshield Technologies, Inc. and Mountain National Bank (garnishee), Jamestown received condemned funds as a result of the garnishment it filed in DeKalb County, as well as the garnishment filed by Summit in Gwinnett County with an approximate principal amount of $66,000 remained outstanding on this judgment as of June 30, 2002. Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $32,000 remained outstanding on Summit's judgment, including interest as of June 30, 2002.

Additionally, Jamestown Management Corp. has filed suit against the Company for approximately $1,654,000 in accrued rents. On July 7, 2002, the Company filed a petition for summary judgment. The Company intends to defend the suit vigorously.

In the matter of Douglas Calvert v. BioShield Technologies, Inc., a former employee of the Company ("plaintiff") has brought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted that severance pay is due and owing and continues to seek a realistic payment plan to pay out the sum owed. The matter is still pending before the court regarding the issue of damages claimed by Calvert. As of June 30, 2002, the Company recorded accrued liabilities of $30,000 related to this matter.

The Company is involved in litigation in other matters arising out of the Company's normal business activities. Management does not expect the outcome of these lawsuits to have a material adverse effect on the Company's consolidated financial statements.

NOTE 7 - STOCKHOLDERS' DEFICIT

Preferred stock

The Company has 10,000,000 authorized shares of preferred stock, in accordance with its Articles of Incorporation. All Series have a stated value of $20,000 per share, convey no voting rights and are convertible into the Company's common stock at the options of the holder. The Series B conversion rate is based on the lesser of $19.70 per share or 90% of the lowest average market price of the Company's common stock for any three days in any ten consecutive trading days preceding the conversion date and provides for a 5% cumulative return.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Preferred Stock (continued)

In June 2000, 500 shares of Series B were issued for $10,000,000 and are convertible until June 14, 2003. During fiscal 2002, the Company issued 11,000,000 shares of its common stock in connection with the conversion of approximately 96 shares of Series B preferred. As of June 30, 2002, approximately 397 Series B preferred shares are outstanding.

On June 30, 1999, the Company, EMD, its bankrupt subsidiary, and certain investors entered into a securities purchase agreement whereby EMD would sell up to an aggregate of 3,218,884 shares of common stock to the investors. The securities purchase agreement provided for a conversion feature which allows the holder of EMD common stock to exchange their shares for BSTI common stock at a predetermined exchange rate provided EMD had not consummated an initial public offering ("IPO"). Since EMD did not consummate an IPO, the investors moved to exercise their conversion rights. In response, the Company authorized the issuance of 500 shares of Series C Convertible Preferred Stock ("Series C"). The Series C has a stated value of $20,000 per share, conveys no voting rights and is convertible into BSTI common stock at the options of the holder. The Series C conversion rate ranges from $1.50 to $2.00 per share commencing one year from date of agreement and at market thereafter. In June 2001, 205 shares of Series C were issued to one investor in full satisfaction for the guaranty of conversion of EMD common into shares of the Company including interest and penalties. Such amount, $4,100,460 was converted into this Series.

Common Stock

In July 2001, the Company issued 1,950,000 shares of common stock previously issuable.

During the fiscal year ended June 30, 2002, the Company issued 3,336,707 shares of common stock in connection with a prior securities purchase agreement which allowed the holder of EMD (the Company's former subsidiary) common stock to exchange their shares for BSTI common stock at a predetermined exchange rate. Accordingly, in full satisfaction of it obligation to this investor, the Company reduced accrued expenses by $773,073 and recorded interest expense of $371,447 in connection with this conversion.

During the fiscal year ended June 30, 2002, the Company issued 11,000,000 shares of common stock in connection with the conversion of approximately 96 shares of its Series B convertible preferred stock.

In December 2001, the Company issued 80,000 shares of common stock to employees as a bonus. In connection with this issuance, the Company recorded non-cash compensation expense of $33,840 based on the fair market value of the shares issued.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Common Stock (Continued)

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

During February 2002, the Company issued 2,000,000 shares of common stock to an officer of the Company or his assignees for services rendered during fiscal year ended June 30, 2002 of $293,750, and for services to be rendered in the future of $306,250. The Company valued these common shares at the fair market value on the date of issuance. The fair market value of common shares issued for future services will be amortized over the service period and is included in deferred compensation at June 30, 2002.

On or about May 6, 2002, the Company issued 3,941,266 shares of common stock to 16 individuals in connection with the cancellation of outstanding Promissory Notes of $487,500 and all accrued interest.

During the fiscal year ended June 30, 2002, the Company granted 285,000 stock options and immediately exercised the options, issuing 285,000 shares of common stock as settlement for a matter involving the former COO of the Company ("plaintiff") who has brought action against the Company alleging breach of the plaintiff's employment agreement by the Company and claims that he is entitled to severance. In connection with this issuance, the Company recorded a settlement expense of $116,350 based on the fair market value of the shares issued.

During the fiscal year ended June 30, 2002, in connection with the exercise of stock options, the Company issued 12,321,882 shares of common stock for consulting services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded consulting fees of $1,206,977, $46,372 of legal fees, and reduced accounts payable and accrued expenses by $151,045 based on the exercise price of the underlying stock option granted.

During the fiscal year ended June 30, 2002, in connection with the exercise of stock options, the Company issued 7,714,839 shares of common stock to employees, officers, and directors for services rendered and to be rendered in the future and for debt. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation of $461,253, and reduced accounts payable and accrued expenses by $537,364 based on the exercise price of the underlying stock option granted.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options and Warrants

During May 2002, the Company issued 3,112,500 shares of common stock to an officer of the Company or his assignees for debt of $289,462. The Company valued these common shares at the fair market value on the date of issuance.

On February 19, 2001, the Board of Directors adopted the Company's 2001 Non-Statutory Stock Option Plan (the "2001 Plan"). The stated purpose of the 2001 Plan is to provide directors, officers and employees of, and consultants to the Company and its subsidiaries, if any, with additional incentives by increasing their ownership interests in the Company. Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the 2001 Plan. Options may also be granted to directors who are not employed by the Company and consultants providing valuable services to the Company and its subsidiaries. In addition, individuals who have agreed to become an employee of, director of or a consultant to the Company and its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or consultant status. The maximum amount of options that may be granted under the 2001 Plan, as amended to date, are options to purchase up to 14,000,000 shares of Common Stock. As of June 30, 2002, all options under such 2001 Plan have been granted.

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

During the fiscal year ended June 30, 2002, the Company granted and immediately exercised stock options for 12,081,882 shares of common stock to consultants for services rendered and to be rendered in the future. The options had exercise prices ranging from $.04 to $.50 per share and expire ten years from date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging from 80 percent to 170 percent; risk-free interest rate of 5.00 percent and an expected holding periods of 10 days. In connection with these options, the Company recorded consulting expense of $926,103 for the year ended June 30, 2002.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options and Warrants (Continued)

During the fiscal year ended June 30, 2002, the Company granted and immediately exercised stock options for 7,714,839 shares of common stock to employees, officers and directors for services rendered and to be rendered in the future. The options had exercise prices ranging from $.04 to $.50 per share and expire ten years from date of grant. In connection with these options, the Company recorded non-cash compensation of $652,370 for the year ended June 30, 2002 under the intrinsic value method of APB 25.

The Company uses the intrinsic value method in accounting for stock options issued to employees and directors. In applying this method, compensation cost of $652,370 and $621,037 has been recognized for the years ended June 30, 2002 and 2001 respectively. Had compensation cost for the Company's option plans been determined based on the fair value at the grant dates for awards under those plans, the Company's net loss and loss per share would have resulted in the pro forma amounts indicated below:

                                               June 30, 2002      June 30, 2001
                                              ---------------    ---------------
Net loss applicable to common shareholders
  As reported ............................    $   (6,628,111)    $  (19,401,674)
  Adjustment related to BSTI .............           (45,678)                 -
                                               --------------     --------------
  Pro forma ..............................    $   (6,673,789)    $  (19,401,674)
                                               ==============     ==============
Basic net loss per common share
  As reported ............................    $        (0.17)    $        (1.58)
  Adjustment related to BSTI .............                 -                  -
                                               --------------     --------------
  Pro forma ..............................    $        (.017)    $        (1.58)
                                               ==============     ==============

For the years ended June 30, 2002 and 2001, stock option transactions are summarized as follows:

                                      Year ended                Year ended
                                    June 30, 2002             June 30, 2001
                                -----------------------   ----------------------
                                               Weighted                 Weighted
                                               average                  average
                                               exercise                 exercise
                                   Shares        price      Shares       Price
                                ------------   --------   -----------   --------
Outstanding, beginning of year .    753,230    $   2.50      640,500    $   7.41
  Granted ......................  9,796,721         .25    6,967,357         .25
  Exercised ....................(20,321,721)          -   (6,542,127)          -
  Forfeited ....................          -           -     (312,500)       7.41
                                ------------   --------   -----------   --------
Outstanding, end of year .......    228,230    $   2.50      753,230    $   2.50
                                ============   ========   ===========   ========

   Options exercisable at year end ...............................  228,230

   Weighted average fair value of options granted during 2002 ....$    0.12

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options and Warrants (Continued)

The following table summarizes information about employee stock options for the Company outstanding at June 30, 2002:

       Options Outstanding                         Options Exercisable
-------------------------------------   ----------------------------------------
                                        Weighted    Weighted
 Range of     Number        Average      Average     Number        Weighted
 Exercise  Outstanding at  Contractual  Exercise  Exercisable at    Average
  Price    June 30, 2002  Life (Years)    Price   June 30, 2002   Exercise Price
----------  ------------  ------------  --------  --------------  --------------
$2.00- 3.00   62,500        1.94           2.78      62,500            2.78
 5.00         42,000        1.86           5.00      42,000            5.00
 5.75-10.00   35,000        3.11           8.40      35,000            7.96
11.00-20.00   88,730        3.13          16.53      88,730           16.60
             -------        ----        --------  -----------    -------------
             228,230        3.35        $  7.41     228,230          $ 6.94
             =======        ====        ========  ===========    =============

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

As compensation for services rendered and to be rendered in the future, the Company granted to the Consultant a warrant to purchase up to 10,000,000 shares in the aggregate of common stock of the Company. The warrants granted were exercisable for the time period and exercise price as follows: 1,000,000 warrants to purchase a like number of shares at $.18 per share through February 28, 2003, 1,000,000 warrants to purchase a like number of shares at $.28 per share through February 28, 2004, 1,000,000 warrants to purchase a like number of shares at $.38 per share through February 28, 2005, 1,000,000 warrants to purchase a like number of shares at $.48 per share through February 28, 2005, 1,000,000 warrants to purchase a like number of shares at $.58 per share through February 28, 2005, and an additional 5,000,000 warrants to purchase a like number of shares at $1.00 per share through February 28, 2007. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions dividend yield of -0- percent; expected volatility ranging of 129 percent; risk-free interest rate of 5.00 percent and an expected holding periods of one to five years. These warrants were cancelled in May 2002. In connection with the granting and cancellation of these warrants, the Company recorded consulting expense of $18,783.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001

NOTE 7 - STOCKHOLDERS' DEFICIT (Continued)

Stock Options and Warrants (Continued)

Stock warrant transactions for BSTI for the years ended June 30, 2002 and 2001 are summarized as follows:

                                            Year ended           Year ended
                                           June 30, 2002       June 30, 2001
                                           -------------       -------------
Outstanding, beginning of year ............     729,000             882,281
  Granted .................................  10,000,000                   -
  Exercised ............................... (10,000,000)            (74,000)
  Forfeited ...............................           -             (79,281)
                                           -------------       -------------
Outstanding, end year                           729,000             729,000
                                           =============       =============

NOTE 8 - ACCRUED EXPENSES

Accrued expenses consisted of the following at June 30, 2002:

     Accrued interest ............. $   607,586
     Accrued dividends ............     879,270
     Compensation .................     194,999
     Other ........................     326,206
                                    -----------
                                    $ 2,008,061
                                    ===========

NOTE 9 - INCOME TAXES

The following is a summary of the significant components of the Company's deferred income tax assets which are reduced to zero by a related valuation allowance:

                                                            June 30,
                                                             2002
                                                         ------------
Deferred income tax assets:
 Operating loss carryforwards .......................... $ 14,040,000

 Deferred tax asset valuation allowance ................  (14,040,000)
                                                         ------------
Net deferred income tax asset .......................... $          -
                                                         ============

The income tax provisions for the years ended June 30, 2002 and 2001 differ from the amounts determined by applying the applicable U.S. statutory federal income tax rate to pretax results of operations. These differences are the result of applying valuation allowances against the deferred tax assets.

            INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC. AND SUBSIDIARY
                     (FORMERLY BIOSHIELD TECHNOLOGIES, INC.)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                             JUNE 30, 2002 AND 2001


NOTE 9 - INCOME TAXES

Reconciliations of statutory Federal tax rates to the effective tax rate for the years ended June 30, 2002 and 2001 are as follows:

                                                       Year Ended June 30,
                                                     2002               2001
                                                 ------------       ------------
Income tax benefit at applicable
Federal rate of 34% ...........................  $   779,000        $ 6,596,000
State tax benefit, net of Federal
 income tax effect ............................       92,000             50,000
Effect of permanent differences ...............    1,714,000            510.000
Other .........................................            -                  -
                                                 ------------       ------------
                                                   2,585,000          7,156,000
Increase in deferred income tax
 asset valuation allowance ....................   (2,585,000)        (7,156,000)
                                                 ------------       ------------
Net income tax benefit ........................  $         -        $         -
                                                 ============       ============

At June 30, 2002, the Company had net operating loss carryforwards for U.S. income tax purposes of approximately $36,000,000 available to reduce future taxable income. These loss carryforwards will expire in fiscal years 2004 through 2022.

The Company experienced a change in control, as defined under Section 382 of the Internal Revenue Code, during 1999. As a result, the utilization of the net operating losses that expire in 2019 and prior will be limited to a maximum amount annually as defined by the Internal Revenue Code. As a result of these limitations, a significant portion of the tax loss carryforwards could expire unused.

NOTE 10 - SIGNIFICANT CUSTOMERS AND FOREIGN SALES

Sales to one customer located in Hong Kong totaled approximately $1,100,000 and $400,000, or 57% and 27% of total sales during the years ended June 30, 2002 and 2001, respectively.

NOTE 11 - RELATED PARTY TRANSACTIONS

An officer of the Company advanced the Company funds for operations. These amounts are non-interest bearing, non-collateralized, and are payable on demand. During May 2002, the Company issued 3,112,500 shares of common stock to this officer or his assignees for debt of $289,462 related to these advances.