Form 10QSB
period 2002-09-30
BIOSHIELD TECHNOLOGIES INC
filed 2002-11-15
CIK 1059623

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


                For the Fiscal Quarter Ended: September 30, 2002
                         Commission File Number 0-24913


                   International BioChemical Industries, Inc.
           -----------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                                     Georgia
                                   58-2181628
                        ---------------------------------
                        (State or other jurisdiction (IRS
                          Employer Identification No.)
                        of incorporation or organization)


                            4405 International Blvd.
                                   Suite B-109
                             Norcross, Georgia 30093
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (770) 925-3653
                 ----------------------------------------------
                 Issuer's telephone number, including area code:

                          BioShield Technologies, Inc.
     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)


      Check  whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                     ---       ---

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 79,902,292 shares, as of October 23, 2002.

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I FINANCIAL INFORMATION

   Item 1. Financial Statements

      Balance Sheet
         As of September 30, 2002 (unaudited) ...............................  3

      Statements of Operations for the Three
         Months ended September 30, 2002 and 2001 (unaudited) ...............  4

      Statements of Cash Flows for the Three Months
         ended September 30, 2002 and 2001 (unaudited) ......................  5

      Notes to Financial Statements ........................................ 6-8

   Item 2.  Management's Discussion and Analysis or Plan of Operation ..... 9-10

   Item 3.  Control and Procedures .......................................... 11


PART II - OTHER INFORMATION

   Item 1. Legal Proceedings ............................................. 11-12

   Item 2. Changes in Securities and Use of Proceeds ........................ 12

   Item 3. Defaults upon Senior Securities .................................. 13

   Item 4. Submission of Matters to a Vote of Security Holders .............. 13

   Item 5. Other Information ................................................ 13

   Item 6. Exhibits and Reports on Form 8-K ................................. 13

SIGNATURES .................................................................. 13

CERTIFICATIONS .............................................................. 14

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                     (Formerly BioShield Technologies, Inc.)
                                  BALANCE SHEET
                               September 30, 2002
                                   (Unaudited)


 ASSETS

CURRENT ASSETS:
    Cash ........................................................  $     14,541
    Accounts receivable .........................................        32,250
    Inventories .................................................        31,965
    Other current assets ........................................       135,988
                                                                   ------------

       TOTAL CURRENT ASSETS .....................................       214,744

PROPERTY AND EQUIPMENT, net .....................................       172,054
                                                                   ------------


       TOTAL ASSETS .............................................  $    386,798
                                                                   ============


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Notes payable - related party ...............................  $  1,545,016
    Accounts payable ............................................     1,372,055
    Accrued expenses ............................................     1,876,816
                                                                   ------------

       TOTAL CURRENT LIABILITIES ................................     4,793,887
                                                                   ------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, no par value. 10,000,000 shares authorized,
       no shares issued and outstanding .........................             -
    Convertible preferred stock - Series B, no par value;
       500 shares authorized; 397 shares issued and outstanding
       total liquidation of outstanding - $7,940,000 ............     7,931,840
    Convertible preferred stock - Series C, no par value;
       500 shares authorized; 205 shares issued and outstanding
       total liquidation of outstanding - $4,100,000 ............     4,100,460
    Common stock, no par value; 100,000,000 shares authorized;
       74,671,811 issued  and outstanding .......................    38,381,179
    Additional paid-in capital ..................................     6,306,066
    Accumulated deficit .........................................   (59,800,738)
    Less 35,000 shares of common stock in treasury - at cost ....      (536,900)
    Deferred compensation .......................................      (788,996)
                                                                   ------------

       TOTAL STOCKHOLDERS' DEFICIT ..............................    (4,407,089)
                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ..............  $    386,798
                                                                   ============

                       See notes to financial statements.

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                     (Formerly BioShield Technologies, Inc.)
                            STATEMENTS OF OPERATIONS

                                                       Three Months Ended
                                                         September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
                                                   (Unaudited)      (Unaudited)

NET REVENUES .................................    $    103,286     $    875,340

COST OF SALES ................................          13,701          257,033
                                                  ------------     ------------

GROSS PROFIT .................................          89,585          618,307
                                                  ------------     ------------

OPERATING COSTS AND EXPENSES:
     Marketing and selling ...................          34,124          117,754
     Consulting fees .........................         303,900          653,257
     Compensation expense ....................         400,169          217,745
     Professional fees .......................          42,003          159,429
     Other general and administrative ........          59,179          146,775
                                                  ------------     ------------

                                                       839,375        1,294,960
                                                  ------------     ------------

LOSS FROM OPERATIONS .........................        (749,790)        (676,653)

OTHER EXPENSES:
     Loss on legal settlements ...............         (92,000)               -
     Interest expense ........................         (38,002)        (342,598)
                                                  ------------     ------------

        Total other expenses .................        (130,002)        (342,598)
                                                  ------------     ------------

LOSS BEFORE DISCONTINUED OPERATIONS ..........        (879,792)      (1,019,251)

DISCONTINUED OPERATIONS:
     Loss from discontinued operations .......               -         (214,701)
                                                  ------------     ------------

NET LOSS .....................................        (879,792)      (1,233,952)

PREFERRED STOCK STOCK DIVIDENDS ..............        (150,404)        (176,250)
                                                  ------------     ------------

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS ...    $ (1,030,196)    $ (1,410,202)
                                                  ============     ============

NET LOSS PER COMMON SHARE - basic and diluted
     Continuing operations ...................    $      (0.01)    $      (0.05)
     Discontinued operations .................               -            (0.01)
                                                  ------------     ------------
     Net loss to common stockholders .........    $      (0.01)    $      (0.06)
                                                  ============     ============

NUMBER OF SHARES USED IN CALCULATING BASIC
     AND DILUTED NET LOSS PER SHARE ..........      70,488,669       25,290,081
                                                  ============     ============

                       See notes to financial statements.

                           INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                             (Formerly BioShield Technologies, Inc.)
                                    STATEMENTS OF CASH FLOWS

                                                                       Three Months Ended
                                                                          September 30,
                                                                  ----------------------------
                                                                      2002            2001
                                                                  ------------     -----------
                                                                   (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss .................................................    $  (879,792)    $(1,233,952)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
            Minority interest in loss of subsidiary ...........              -            (740)
            Depreciation and amortization .....................         20,633          25,721
            Issuance of stock, stock options and stock warrants
               for services rendered ..........................        440,245         628,700
            Deferred financing costs and interest .............              -         330,615
            Amortization of deferred compensation .............        201,944               -

     Changes in assets and liabilities:
        (Increase) decrease in:
            Accounts receivable ...............................        136,584        (704,913)
            Inventories .......................................          8,035               -
            Other current assets ..............................         (2,794)         (5,499)
            Other assets ......................................              -         (25,779)
        Increase (decrease) in:
            Accounts payable ..................................        331,441         135,436
            Accrued expenses ..................................       (281,649)        148,145
            Other liability ...................................              -         (25,000)
                                                                   -----------     -----------

NET CASH USED IN OPERATING ACTIVITIES .........................        (25,353)       (727,266)
                                                                   -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from debt .......................................              -         379,279
                                                                   -----------     -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES .....................              -         379,279
                                                                   -----------     -----------

NET DECREASE IN CASH ..........................................        (25,353)       (347,987)

CASH - BEGINNING OF PERIOD ....................................         39,894         384,605
                                                                   -----------     -----------

CASH - END OF PERIOD ..........................................    $    14,541     $    36,618
                                                                   ===========     ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash paid during the period for interest and taxes .......    $         -     $         -
                                                                   ===========     ===========

                               See notes to financial statements.

                                               -5-

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB of International BioChemical Industries, Inc., formerly BioShield Technologies, Inc. (the "Company") as filed with the SEC. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

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

For the three months ended September 30, 2001, the statements include the accounts of the Company and its majority-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

NOTE 2 - INVESTMENT IN EQUITY-METHOD INVESTEE

The Company holds an investment accounted for under the equity method. The Company accounts for an investment under the equity method if the investment gives the Company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. As of September 30, 2002, the Company owned 4,453,421 shares of common stock of Healthcare Network Solutions, Inc., which was received for various management and other services provided to HNS at the inception of that company. These shares are restricted under Rule 144 of the Securities and Exchange Commission.

HNS is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under)practice groups. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. HNS is a public company traded under the symbol HNWS. As of September 30, 2002, HNS had minimal revenues and has incurred losses since its inception. Through October 1, 2002, Tim Moses, who is an officer and director of the Company, was also a director of HNS and owns approximately 9.9% of the common shares of HNS. Effective November 1, 2002, Mr. Moses resigned from the board of HNS.

NOTE 3 - NOTES PAYABLE

(a) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand.

(b) The Company borrowed funds from a shareholder under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per month, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets.
As of September 30, 2002, the Company borrowed $1,000,016 under this line of credit and is currently in default.

(c) On June 19, 2001, the Company borrowed $45,000 from two individuals. These loans are non-interest bearing and are payable on demand.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements


NOTE 4 - STOCKHOLDERS' DEFICIT

Common Stock

During July 2002, the Company issued 531,974 shares of common stock to an attorney for debt of $55,857. The Company valued these common shares at the fair market value on the date of issuance.

For the three months ended September 30, 2002, the Company issued 3,650,240 shares of common stock to a consultant for services rendered. In connection with this issuance, the Company recorded consulting fees of $300,245 based on the fair market value of the shares issued.

In September 2002, the Company issued 500,000 shares of common stock to an employee as compensation. In connection with this issuance, the Company recorded non-cash compensation expense of $24,000 based on the fair market value of the shares issued.

In September 2002, in connection with the exercise of stock options, the Company issued 2,000,000 shares of common stock to an officer of the Company for services rendered and for debt. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation of $78,646, and reduced amounts due to this officer of $21,354 based on the exercise price of the underlying stock option granted.

Stock Options and Warrants

On September 12. 2002, we filed a Form S-8 Registration Statement to register 7,000,000 shares of the Company's common stock under the 2002 Stock Option Plan. In all other respects the Plan and Prospectus are substantially identical to those previously filed on December 28, 2001.

In September 2002, the Company granted 2,000,000 stock options to an officer of the Company for services rendered and for debt. The options had exercise price of $.05 per share and expire ten years from date of grant. In connection with these options, the Company recorded non-cash compensation of $16,000 for the three months ended September 30, 2002 under the intrinsic value method of APB 25. These stock options were exercised as noted above.

NOTE 5 - SUBSEQUENT EVENTS

In October 2002, the Company granted and immediately exercised stock options for 1,000,000 shares of common stock to an officer of the Company for services rendered and for debt. The options had exercise price of $.05 per share and expire ten years from date of grant.

In October 2002, the Company granted and immediately exercised stock options for 1,200,000 shares of common stock to a consultant and an attorney for services rendered. The options had exercise price of $.05 per share and expire ten years from date of grant.

NOTE 6 - RECENT PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued several new accounting pronouncements:

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 44, Accounting for the Impairment or Disposal of Long-Lived Assets which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and APB No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. The statement also significantly changes the criteria required to classify an asset as held-for-sale. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 in its fiscal year ended June 30, 2002, which has had no impact on the financial statements through the three months ended September 30, 2002.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements


NOTE 6 - RECENT PRONOUNCEMENTS (Continued)

In November 2001, the FASB EITF reached a consensus to issue a FASB Staff Announcement Topic No. D-103 (re-characterized in January 2002 as EITF Issue No. 01-14), "Income Statement Characterization of Reimbursement Received for `Out-of-Pocket' Expenses Incurred" which clarifies that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statement of operations. This consensus should be applied in financial reporting periods beginning after December 15, 2001. Upon application of this consensus, comparative financial statements for prior periods should be reclassified to comply with the guidance in this consensus. The adoption of this consensus did not have a material effect on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for
restructuring and similar costs.  SFAS No. 146 supersedes   previous
accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since its inception of $59,800,738, has a working capital deficit of $4,649,223, and there is substantial doubt that it will be able to continue as going concern without additional funding. Management intends to continue to seek additional financing to fund its operations, although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         International BioChemical Industries, Inc., formerly BioShield Technologies, Inc. (the "Company") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. We are currently selling antimicrobial products via licensing and distribution contracts. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms. The Company has continued to successfully build recognition and market penetration of its recently approved E.P.A. antimicrobial product line.

         We are currently engaged in sale, distribution, and development of antimicrobial, biostatic, and medical related products for the industrial and institutional, and Specialty Chemical markets.

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 compared to three months ended September 30, 2001

         The Company's revenue decreased to $103,286 for the three months ended September 30, 2002, from $875,340 the three months ended September 30, 2001, a decrease of 88%. The decrease was attributable to a substantial decrease in sales to our customer located in the Peoples Republic of China. Gross profit of $89,585 for the three months ended September 30, 2002 represents 87% of net sales as compared to $618,307 or 71% of net sales for the three months ended September 30, 2001. The increase in gross margin is due to a restructuring of the way in which we sell our products, changing to a licensing and distribution model and selling to large multi-national corporations.

         Marketing and selling expenses decreased to $34,124 for the three months ended September 30, 2002 from $117,754 for the three months ended September 30, 2001. The decrease was attributable to a change in the way in which we sell our products, changing to a licensing and distribution model. Currently, we are not selling our product directly to retail establishments and are selling the product through distributors.

         Consulting fees were $303,900 for the three months ended September 30, 2002 as compared to $653,257 for the three months ended September 30, 2001, a decrease of $349,357 or 53%. Substantially all consulting expense related to consulting fees recorded from the grant and immediate exercise of stock options as well as the issuance of common shares.

         Compensation expense increased to $400,169 for the three months ended September 30, 2002 from $217,745 for the three months ended September 30, 2001, an increase of $182,424 or 84%. The increase was attributable to an increase in non-cash compensation expense of $244,147 related to the issuance of stock and stock options to employees and the amortization of deferred compensation offset by a decrease in salary expense of $61,723 due to a substantial decrease in staff attributable to our cost cutting measures.

         Professional fees were $42,003 for the three months ended September 30, 2002 as compared to $159,429 for the three months ended September 30, 2001, a decrease of $117,426 or (74%). The decrease was attributable to cost-cutting measures.

         Other general and administrative expenses were $59,179 for the three months ended September 30, 2002 as compared to $146,775 for the three months ended September 30, 2001, a decrease of $87,596 or (60%). This decrease was related to expenses such as telephone, rent, and office expenses decreasing due to our cost-cutting measures.

         Interest expense was $38,002 for the three months ended September 30, 2002 as compared to $342,598 for the three months ended September 30, 2001. Interest expense during the three months ended September 30, 2001 was primarily attributable to the amortization of beneficial interest associated with a loan as well as additional interest costs associated with our borrowings.

         For the three months ended September 30, 2002 we recorded settlement expense of $92,000 in connection with certain legal obligations and settlements.

         For the three months ended September 30, 2001, we recorded a loss from discontinued operations of $214,701 related to our investment in HNS.

         As a result of the reasons set forth above, the Company's operations generated a net loss applicable to common shareholders of $1,030,196 or $(.01) per common share for the three months ended September 30, 2002 compared to a net loss of $(1,410,202) or $(.06) per common share for the three months ended September 30, 2001.

LIQUIDITY

         At September 30, 2002, we had cash totaling $14,541 compared to $39,894 at June 30, 2002. The decrease in cash of $25,353 is primarily due to net losses of $879,792 and decreases in accrued expenses of $281,649 offset by a decrease in accounts receivable of $136,584, increases in our accounts payable balance of $447,006, non-cash compensation of $642,189 and depreciation and amortization of $20,633.

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

         We currently have no material commitments for capital expenditures.

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

CRITICAL ACCOUNTING POLICIES

         A summary of significant accounting policies is included in Note 1 to the audited financial statements included in our Annual Report on Form 10-KSB for the year ended June 30, 2002 as filed with the United States Securities and Exchange Commission. We believe that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.


         We account for stock transactions in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," we adopted the pro forma disclosure requirements of SFAS 123.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)) within 90 days of the filing date of this Quarterly Report on Form 10-QSB (the "Evaluation Date"). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

Changes in Internal Controls

         There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date set forth above.


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

         In the matter entitled Douglas Calvert v. BioShield Technologies, Inc., Superior Court of Gwinnett County, Georgia, Civil Action No. 01-A-102272-4, a former employee of the Company ("plaintiff") has brought action against the Company alleging breach of employment contract. The plaintiff claims that the Company wrongfully refused to pay him severance pay of $28,558 following his termination on December 5, 2000. The Company has admitted that severance pay is due and owing and this amount has been recorded as an accrued expense with a balance approximating $3,000 being serviced.

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


Item 2. Changes in securities and Use of Proceeds

         On September 12, 2002, we filed a Form S-8 Registration Statement to register 7,000,000 shares of the Company's common stock under the 2002 Stock Option Plan. In all other respects the Plan and Prospectus are substantially identical to those previously filed on December 28, 2001.

         During July 2002, we issued 531,974 shares of common stock to an attorney for debt of $55,857. We valued these common shares at the fair market value on the date of issuance.

         For the three months ended September 30, 2002, we issued 3,650,240 shares of common stock to a consultant for services rendered. In connection with this issuance, we recorded consulting fees of $300,245 based on the fair market value of the shares issued.

         In September 2002, we issued 500,000 shares of common stock to an employee as compensation. In connection with this issuance, we recorded non-cash compensation expense of $24,000 based on the fair market value of the shares issued.

         In September 2002, in connection with the exercise of stock options, we issued 2,000,000 shares of common stock to an officer of the Company for services rendered and for debt. Since we did not receive any cash for the exercise of these options, we recorded non-cash compensation of $78,646, and reduced amounts due to this officer of $21,354 based on the exercise price of the underlying stock option granted.

Item 3.  Defaults upon Senior Securities

         - NONE -

Item 4.  Submission of Matters to a Vote of Security Holders

         - NONE -

Item 5.  Other Information

         - NONE -

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

            99.01 Certification by Chief Executive Officer
            99.02 Certification by Chief Accounting Officer

         (b)      Reports on Form 8-K

            On September 12, 2002, we filed an 8-K that discussed a change in our independent accountants.


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: November 14, 2002          /s/ Timothy C. Moses
                                 -------------------------
                                 Name: Timothy C. Moses
                                 Title: President and Chief Executive Officer

                                 CERTIFICATION

I, Timothy C. Moses, the Chief Executive Officer and Chief Accounting Officer of International BioChemical Industries, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of International BioChemical Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/ Timothy C. Moses
                                      ---------------------------------
                                      Timothy C. Moses, Chief Executive Officer
                                      and Chief Accounting Officer