Form 10QSB
period 2002-12-31
INTERNATIONAL BIOCHEMICAL INDUSTRIES INC
filed 2003-02-28
CIK 1059623

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



                 For the Fiscal Quarter Ended: December 31, 2002
                         Commission File Number 0-24913


                   International BioChemical Industries, Inc.
     -----------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)


                               Georgia 58-2181628
     -----------------------------------------------------------------------
         (State or other jurisdiction (IRS Employer Identification No.)
                        of incorporation or organization)



                            4405 International Blvd.
                                   Suite B-109
                             Norcross, Georgia 30093
                -------------------------------------------------
                    (Address of principal executive offices)

                                 (770) 925-3653
                ------------------------------------------------
                 Issuer's telephone number, including area code:

                          BioShield Technologies, Inc.
 -------------------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing requirements for the past 90 days. 1 X Yes No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 94,162,292 shares, as of February 27, 2003.

1        Except that this Form 10-QSB is a late filing.

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                                   FORM 10-QSB
                    QUARTERLY PERIOD ENDED DECEMBER 31, 2002
                                      INDEX


                                                                          PAGE
                                                                          ----

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

         Balance Sheet
          As of December 31, 2002 (unaudited)                              3

         Statements of Operations for the Three and Six
          Months ended December 31, 2002 and 2001 (unaudited)              4

         Statements of Cash Flows for the Six Months
          ended December 31, 2002 and 2001 (unaudited)                     5

         Notes to Financial Statements                                    6-10

Item 2.  Management's Discussion and Analysis or Plan of Operation       11-12

Item 3.  Control and Procedures                                             13


PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                13-15

Item 2. Changes in Securities and Use of Proceeds                           15

Item 3. Defaults upon Senior Securities                                     15

Item 4. Submission of Matters to a Vote of Security Holders                 15

Item 5. Other Information                                                   16

Item 6. Exhibits and Reports on Form 8-K                                    16

SIGNATURES                                                                  16

CERTIFICATIONS                                                              17

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                              BALANCE SHEET
                               December 31, 2002
                               (Unaudited)




 ASSETS

CURRENT ASSETS:
 Cash                                                     $       636
 Accounts receivable                                           44,289
 Inventories                                                   27,729
 Other current assets                                          64,393
                                                              -------
TOTAL CURRENT ASSETS                                          137,047

PROPERTY AND EQUIPMENT, net                                   138,292
                                                              -------
TOTAL ASSETS                                              $   275,339
                                                              =======

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Notesepayable                                            $ 1,545,016
 Accounts payable                                           1,370,082
 Accrued expenses                                           3,678,808
                                                           ----------
TOTAL CURRENT LIABILITIES                                   6,593,906
                                                           ----------

STOCKHOLDERS' DEFICIT:
 Preferred stock, no par value. 10,000,000
  shares authorized, no shares issued and
  outstanding                                                    -
 Convertible preferred stock - Series B,
  no par value; 500 shares authorized; 397
  shares issued and outstanding total
  liquidation of outstanding - $7,940,000                   7,931,840
 Convertible preferred stock - Series C,
  no par value; 500 shares authorized;
  205 shares issued and outstanding
  total liquidation of outstanding - $4,100,000             4,100,460
 Common stock, no par value; 100,000,000
  shares authorized; 79,371,811 issued
  and outstanding                                          38,565,179
 Additional paid-in capital                                 6,296,567
 Accumulated deficit                                      (62,568,131)
 Less 35,000 shares of common stock
  in treasury - at cost                                      (536,900)
 Deferred compensation                                       (107,582)
                                                           ----------
TOTAL STOCKHOLDERS' DEFICIT                                (6,318,567)
                                                           ----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT               $   275,339
                                                           ==========





                    See notes to financial statements.

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS


                               Three Months Ended December 31,    Six Months Ended December 31,
                               -------------------------------    -----------------------------
                                   2002               2001           2002              2001
                               -------------     -------------    -----------       -----------
                                (Unaudited)        (Unaudited)    (Unaudited)        (Unaudited)

NET REVENUES                   $    74,383       $    179,730     $   177,669        $ 1,114,147

COST OF SALES                       12,090             17,595          25,791            317,814
                                -----------       -----------      ----------         ----------
GROSS PROFIT                        62,293            162,135         151,878            796,333
                                -----------       -----------      ----------         ----------
OPERATING COSTS AND EXPENSES:
 Marketing and selling               3,912             22,331          38,036            140,085
 Consulting fees                   446,608            516,522         750,508          1,169,779
 Compensation expense              416,583             80,063         816,752            297,808
 Professional fees                  72,595            176,036         114,598            335,465
 Other general and
  administrative                    284,296           163,099         343,475            325,765
                                -----------       -----------      ----------         ----------
                                  1,223,994           958,051       2,063,369          2,268,902
                                -----------       -----------      ----------         ----------
LOSS FROM OPERATIONS             (1,161,701)         (795,916)     (1,911,491)        (1,472,569)

OTHER EXPENSES:
 Legal                           (1,553,054)             -         (1,645,054)              -
 Other income - insurance
  settlement and refund             193,469              -            193,469               -
 Interest expense                   (95,703)         (325,432)       (133,705)          (668,030)
                                -----------       -----------      ----------         ----------
Total other expenses             (1,455,288)         (325,432)     (1,585,290)          (668,030)
                                -----------       -----------      ----------         ----------
LOSS BEFORE DISCONTINUED
 OPERATIONS                      (2,616,989)       (1,121,348)     (3,496,781)        (2,140,599)

DISCONTINUED OPERATIONS:
 Loss from discontinued
  operations                           -              196,361            -               (18,340)
                                -----------       -----------      ----------         ----------
NET LOSS                         (2,616,989)         (924,987)     (3,496,781)        (2,158,939)

PREFERRED STOCK STOCK DIVIDENDS    (150,404)         (169,000)       (300,808)          (345,250)
                                -----------       -----------      ----------         ----------
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS                  $ (2,767,393)     $ (1,093,987)    $(3,797,589)       $(2,504,189)
                                ===========       ===========      ==========         ==========
NET LOSS PER COMMON SHARE -
 basic and diluted
  Continuing operations        $      (0.04)     $      (0.04)    $     (0.05)       $     (0.09)

  Discontinued operations              -                 0.01            -                  -
                                -----------       -----------      ----------         ----------
Net loss to common
 stockholders                  $      (0.04)     $      (0.03)    $     (0.05)       $     (0.09)
                                ===========       ===========      ==========         ==========

NUMBER OF SHARES USED IN
 CALCULATING BASIC AND
 DILUTED NET LOSS PER SHARE      77,169,637        35,637,607      73,847,407         29,488,844
                                ===========       ===========      ==========         ==========

                       See notes to financial statements.

                   INTERNATIONAL BIOCHEMICAL INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                 Six Months Ended

                                                    December 31,
                                               ----------------------
                                                 2002          2001
                                               ---------    ---------
                                              (Unaudited)  (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss from continuing operations          $(3,496,781) $(2,184,599)
  Adjustments to reconcile net loss
   to net cash used in operating
   activities:
  Gain (loss) from discontinued operations           -          68,920
  Depreciation and amortization                    54,395       35,475
  Issuance of stock, stock options and
   stock warrants for services rendered           614,746     1,156,186
  Deferred financing costs and interest              -          594,259
  Amortization of deferred compensation           883,358          -

 Changes in assets and liabilities:
  (Increase) decrease in:
  Accounts receivable                             124,545      (580,845)
  Inventories                                      12,27        (40,000)
  Other current assets                             68,801      (117,576)
  Other assets                                       -           11,721
  Increase (decrease) in:
  Accounts payable                                329,468       204,702
  Accrued expenses                              1,369,939       119,554
  Other liability                                    -          (25,000)
                                               ----------     ---------
NET CASH USED IN OPERATING ACTIVITIES             (39,258)     (757,203)
                                               ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment In equity-method investee                -          (85,000)
                                               ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt                                  -          916,000
 Repayment of debt                                   -         (374,000)
                                               ----------     ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            -          542,000
                                               ----------     ---------
NET DECREASE IN CASH                              (39,258)     (300,203)

CASH - BEGINNING OF PERIOD                         39,894       384,605
                                               ----------     ---------
CASH - END OF PERIOD                          $       636  $     84,402
                                               ==========     =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the period for
  interest and taxes                          $      -     $       -
                                               ==========     =========
NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Common stock issued for debt                 $    55,857  $  1,741,367
                                               ==========     =========

 Prefererd stock converted to common stock    $      -     $    857,660
                                               ==========     =========

 Dividends accrued                            $   300,808  $    345,250
                                               ==========     =========

                       See notes to financial statements.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements




NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). The accompanying financial statements for the interim periods are unaudited and reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the periods presented. These financial statements should be read in conjunction with the consolidated financial statements for the year ended June 30, 2002 and notes thereto contained in the Report on Form 10-KSB of International BioChemical Industries, Inc., formerly BioShield Technologies, Inc. (the "Company") as filed with the SEC. The results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results for the full fiscal year ending June 30, 2003.

Through November 2001, the Company owned 52% of Healthcare Network Solutions, Inc ("HNS"). During December 2001, 3,646,579 HNS shares owned by the Company (approximating 24.6% of all issued and outstanding shares of HNS) were spun-off to the Company's shareholders on a one for ten basis with the Company retaining 4,453,421 shares (approximately 28.7% of all then issued and outstanding shares of HNS).

The Company accounts for this investment under the equity method because the investment gives the Company the ability to exercise significant influence, but not control, over HNS. Significant influence is generally deemed to exist if the Company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate.

HNS is in the business of providing consolidated non-medical services to physicians, particularly those physicians in small (five and under)practice groups. These services include, billing and scheduling, supply ordering, personnel staffing, marketing and dispensing. Also, consulting services are offered to healthcare companies that include developing business strategies, alliance and partnering programs, research projects and functional product assessments. HNS is a public company traded under the symbol HNWS. As of December 31, 2002, HNS had minimal revenues and has incurred losses since its inception. Through October 1, 2002, Timothy C. Moses, who is an officer and director of the Company, was also a director of HNS and owns approximately 9.9% of the common shares of HNS. Effective November 1, 2002, Mr. Timothy C. Moses resigned from the board of HNS.

NOTE 2 - NOTES PAYABLE

(a) On June 19, 2001, the Company borrowed $500,000 from Jackson LLC. The loan bears interest at 8% per annum and is payable on demand. No payments have been made against this loan.

(b) The Company borrowed funds from Wilson LLC under a revolving line of credit. The line of credit aggregates $1,000,000 and bears interest at a rate equal to two and one-half (2.5%) per month, on a basis of a 360-day year and actual number of days elapsed. To the extent that there are amounts due under the line of credit (including unpaid principal and interest), the Company shall pay to the lender an amount equal to 100% of the Company's collected receivables, on a monthly basis. The line of credit is payable on demand and is collateralized by substantially all of the Company's assets. As of December 31, 2002, the Company borrowed $1,000,016 under this line of credit and is currently in default.

(c) On June 19, 2001, the Company borrowed $45,000 from two individuals. These loans are non-interest bearing and are payable on demand. No payments have been made against this loan.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements

NOTE 3 - STOCKHOLDERS' DEFICIT

Common Stock

During July 2002, the Company issued 531,974 shares of restricted common stock to an attorney for debt of $55,857. The Company valued these common shares at the fair market value on the date of issuance.

For the six months ended December 31, 2002, the Company issued 3,650,240 shares of common stock to former holders of EMD (the Company's former subsidiary) common stock. Such amount was above the predetermined exchange rate and accordingly, the Company recorded compensation of $300,245 based on the fair market value of the shares issued.

In September 2002, the Company issued 500,000 restricted shares of common stock to an employee as compensation. In connection with this issuance, the Company recorded non-cash compensation expense of $24,000 based on the fair market value of the shares issued.

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

During the quarter ended December 31, 2002, the Company granted options for 4,700,000 shares (see Part II, Item 2. Changes in securities and Use of Proceeds section for breakdown of shares). The options were immediately exercised at prices ranging from $.03 to $.05 per share. Since the Company did not receive any cash for the exercise of these options, non-cash compensation of $168,000 was recorded. Additionally, the Company recorded $6,500 in consulting expense related to the issuance of these options.

Stock Options and Warrants

On September 12, 2002, the Company filed a Form S-8 Registration Statement to register 7,000,000 shares of the Company's common stock under the 2002 Stock Option Plan (SEC File # 333-9947).

In September 2002, the Company granted 2,000,000 stock options to an officer of the Company. The options had an exercise price of $.05 per share and expire ten years from date of grant. In connection with these options, the Company recorded non-cash compensation of $16,000 for the three months ended September 30, 2002 under the intrinsic value method of APB 25. These stock options were exercised as noted above.

NOTE 4 - RELATED PARTY TRANSACTIONS

On July 5, 2002, the Company entered into a joint venture agreement with Nova Biogenetics, Inc. ("Nova") a company in part owned by a trust fund for the benefit of the children of IBCL's President. The trustee of this trust is a director of IBCL. Nova Biogenetics is a privately-held biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. In particular, Nova Biogenetics' mission is to provide solutions to the major therapeutic dilemma of bacterial resistance to antibiotics on the present worldwide marketplace.

The joint venture calls for the joint assignment of all, patent ownership, EPA registration rights and ownership from the Company to Nova (see subsequent events concerning patents). For consideration of the assignment of these assets, the Company received 500,000 shares of Nova's common stock (5,700,000 shares outstanding), and an amount equal to $500,000 in cash, if Nova secures additional capital of $2,000,000 or 25% of all monies raised until the $500,000 is met and 20% of all the difference raised between $3,000,000 and $5,000,000. This amount is secured by a $500,000 promissory note bearing interest at 6% per annum due June 30, 2003. Additionally, the Company will receive 5% of all gross sales of products sold by Nova using technology Jointly owned by the two companies (see subsequent events) . The Company also received an exclusive license agreement under which the Company has exclusive authority throughout the world to manufacture and sell the former assigned products of the Company. The license may be terminated at anytime giving sixty (60) days notice to the Company.

The Company is not recognizing any income on this transaction. If and when such note is paid in cash, the Company will record such payment as a capital contribution , and at such time, if ever, Nova becomes a public entity will account for its' stock ownership on a market to market basis.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements


NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

On December 23, 2002, the Company entered into a Master Distribution Agreement with Nova, granting Nova the rights of resale of all of the Company's licensed products. Nova may appoint sub-distributors and agents to facilitate the marketing and sales efforts of the Company's licensed products.

NOTE 5- LEGAL MATTERS

In the matter entitled Bioshield, Inc. v. BioShield Technologies, Inc., United States District Court, Eastern District, Michigan, Civil Action No. 00-CV-10181-BC, a Michigan corporation has brought a trademark violation suit against the Company, which claims superior right to the use of the "Bioshield" name and claims damages in an amount not less than $75,000. The Company denies the claims and has filed a counterclaim for damages for infringement upon the
Company's intellectual property.   The case has been dismissed while the parties
try to settle the suit out of court. However, International Biochemical Industries, Inc. received notification from the United States Patent and Trademark Office on October 8, 2002, that the BioShield trademark is registered to the principal register - BioShield Technologies, Inc. - Reg. No. 2,629,566.

In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction has taken a judgment in the principal amount of $162,000 against Bioshield Technologies. Such amount is accrued in the financial statements.

In addition, Jamestown Management Corp. seeks rent accrued since December 2000, in the amount of approximately $1,654,000. The trial court granted summary judgment to the Plaintiff on its claim and on the Company's Counterclaim on December 5, 2002. On January 2, 2003, the Company filed an appeal. Such amount has been accrued in the financial statements.

Jacques Elfersy v International Biochemical Industries, Inc., Superior Court of Gwinnett County, GA., Civil Action No. 02-A-12034-3. On November 6, 2002, a former executive vice president and co-chairman of the board filed suit against the Company for an alleged breach of his semi-retirement agreement. The Company denies any such breach has occurred and intends to vigorously defend this suit.

In addition, the Company has filed, in conjunction with this suit, claims against the former employee as well as two additional former employees of the Company and their current employer for violation of the Company's trade secrets, violations of existing confidentiality and/or non-disparagement agreements and for tortuous interference with the Company's existing and prospective business relationship.

As part of its claims against the former employees and their current employer, the Company has pending before the Court, a motion for a temporary restraining order and interlocatory injunction for the purpose of enjoining any further alleged wrongdoing by the former employees and/or their current employer.

Roosevelt, Benowich & Lewis, LLP v. Bioshield Technologies, Inc., AHT Acquisition Corp. and Timothy C. Moses (02 Civ. 6163) (WCC), Plaintiff commenced the action in the United States District Court for the Southern District of New York on August 2, 2002 seeking $124,049.19 plus interest on account of legal fees and expenses allegedly owed by the defendants. Defendants did not respond in a timely fashion and plaintiff moved by Order to Show Cause dated November 1, 2002 for a default judgment. The matter was heard December 6, 2002 and The Catafago Law Firm, P.C. was retained and succeeded in opposing the default.

The Company then served an Answer with Jury Demand and Deposition Notice (pursuant to Fed.Civ.P. 30) and Request for Documents (pursuant to Fed.R.Civ.P.34). The Company in turn is in the process of responding to plaintiff's document request. Depositions of both sides have been tentatively scheduled for the second week in March, 2003.

NOTE 6 - SUBSEQUENT EVENTS

On January 27, 2003 Nova Biogenetics, Inc. (hereinafter "Nova") sold and assigned to International Biochemical Industries, Inc. (hereinafter "IBCL") and Nova as joint assignees, Nova's entire right, title and interest to certain identifiable intellectual property as well as to applications therefrom and all patents and extensions thereof.

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements

NOTE 6 - SUBSEQUENT EVENTS (continued)

Legal

Travelers Property and Casualty Co. v Bioshield Technologies, Inc, In the State Court of Gwinnett County, Civ. Action No. 02C1014-4. A consent order was entered in this case on January 3, 2003 pursuant to which IBCL must pay Plaintiff a total of $8,000 due in eight equal monthly installments of $1,000. IBCL is current on its payments. Failure to make any such payments entitles the Plaintiff to take a judgment against IBCL for the full amount sought in the Complaint, less any payments made. Such amount is accrued in the financial statements.

Information Resources, Inc. v Bioshield Technologies, Inc., In the State Court of Gwinnett County, Civ. Action No. 02C4400-4. The Company is currently in the process of having a consent order entered pursuant to which IBCL is obligated to pay Plaintiff an amount of $8,366.50 payable in monthly installments of $500. Such amount is accrued in the financial statements.

Consolidated Freightways v Bioshield Technologies, Inc., In the State Court of Gwinnett County, Civ. Action File No. 02C0984-4. Plaintiff seeks to recover the principal amount of $39,963.56 plus interest in the amount of $788.32 through the date of the Complaint and late payments of $12,428.45. This matter has been continued from the December trial calendar for a period of 90 days. Such amount is accrued in the financial statements.

         Securities and Exchange Commission v International Biochemical Industries, Inc. Civil Action No. 1:03-CV-0346. On February 6, 2003, the U.S. Securities and Exchange Commission ("SEC") temporarily halted trading in the Company's securities. This halt was due to what the SEC contended to be false and misleading press releases issued by the Company between January 29, 2003 and February 3, 2003 which the SEC alleged to have led to increased trading volumes and an increase in the Company's stock price. On the same day the SEC filed suit against the Company and Timothy C. Moses, the Company's Chief Executive Officer, alleging that they violated certain federal securities laws in releasing the press releases. On February 21, 2003 the Company and Mr. Moses settled the lawsuit. As part of the settlement, the Company and Mr. Moses consented to the entry of certain Court orders without admitting or denying the allegations contained in the Commission's complaint. That permanently enjoined the Company and Mr. Moses from violating the antifraud provisions of the federal securities laws and directed Mr. Moses to disgorge profits gained as a result of the alleged conduct. The issue of civil penalties is to be resolved at a later date. The Company and Mr. Moses consented to the entry of the orders. Copies of the SEC's announcement of the suspension of trading as well as the SEC's releases regarding the lawsuit and settlement are attached hereto as Exhibit 6(a)(iii).

Stockholders' Deficit:

On January 13, 2003, in connection with the exercise of stock options, the Company issued 1,060,000 shares of common stock to an officer and one employee of the Company for services rendered. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation of $25,440.

On January 13, 2003, in connection with the exercise of stock options, the Company issued 3,000,000 shares of common stock to consultants of the Company for services rendered.

NOTE 7 - RECENT PRONOUNCEMENTS

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for

                   International BioChemical Industries, Inc.
                          Notes to Financial Statements


NOTE 7 - RECENT PRONOUNCEMENTS (continued)

an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Statement 148 provides alternative methods of transition to Statement 123's fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of Statement 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. Statement 148's amendment of the transition and annual disclosure requirements of Statement's 123 are effective for fiscal years ending after December 15, 2002. Statement 148's amendment of the disclosure requirements of Opinion 28 is effective for interim periods beginning after December 15, 2002.


NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced significant losses since its inception of $62,568,131, has a working capital deficit of $6,456,859, and there is substantial doubt that it will be able to continue as going concern without additional funding. Management intends to continue to seek additional financing to fund its operations, although there can be no assurances that any such financing will be available. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

         International BioChemical Industries, Inc., formerly BioShield Technologies, Inc. (the "Company") is a Georgia corporation and was organized in 1995. The Company historically has engaged in research and development, patent filings, regulatory issues and related activities geared towards the sale of its retail, industrial and institutional products. We are currently selling antimicrobial products via licensing and distribution contracts. Many of these products provide long-term killing action of microorganisms responsible for cross contamination and viral contamination, along with inhibiting and controlling the growth of over 100 viral, bacteria, fungi and yeast organisms. The Company has continued to successfully build recognition and market penetration of its registered E.P.A. antimicrobial product line.

         We are currently engaged in sale, distribution, and development of antimicrobial, biostatic, and medical related products for the industrial and institutional, and Specialty Chemical markets.

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Six Months Ended December 31, 2002 compared to six months ended December 31,
2001

         The Company's revenue decreased to $177,669 for the six months ended December 31, 2002, from $1,114,147 the six months ended December 31, 2001, a decrease of 84%. The decrease was attributable to a substantial decrease in sales to our customer located in the Peoples Republic of China. Gross profit of $151,878 for the six months ended December 31, 2002 represents 85% of net sales as compared to $796,333 or 71% of net sales for the six months ended December 31, 2001. The increase in gross margin is due to a restructuring of the way in which we sell our products, changing to a licensing and distribution model and selling to large multi-national corporations.

         Marketing and selling expenses decreased to $38,036 for the six months ended December 31, 2002 from $140,085 for the six months ended December 31, 2001. The decrease was attributable to a change in the way in which we sell our products, changing to a licensing and distribution model, and associated cost cutting measures. Currently, we are not selling our product directly to retail establishments and are selling the product through sales agencies, distributors, as well as direct accounts.

         Consulting fees were $750,508 for the six months ended December 31, 2002 as compared to $1,169,779 for the six months ended December 31, 2001, a decrease of $419,271 or 36%. Substantially, all consulting expense related to consulting fees were recorded from the grant date and were immediately exercisable.

         Compensation expense increased to $816,752 for the six months ended December 31, 2002 (see note 3 for breakdown of these expenses which were primarily attributable to the issuance of S-8's) from $297,808 for the six months ended December 31, 2001, an increase of $518,944 or 174%. The increase was attributable to an increase in non-cash compensation expense of $300,000 related to the issuance of stock and stock options to employees and the amortization of deferred compensation offset by a decrease in salary expense due to a substantial decrease in staff attributable to our cost cutting measures.

         Professional fees were $114,598 for the six months ended December 31, 2002 as compared to $335,465 for the six months ended December 31, 2001, a decrease of $220,867 or 66%. The decrease was attributable to cost-cutting measures.

         Other general and administrative expenses were $343,475 for the six months ended December 31, 2002 as compared to $325,765 for the six months ended December 31, 2001, an increase of $17,710 or 5%.

         Interest expense was $133,705 for the six months ended December 31, 2002 as compared to $668,030 for the six months ended December 31, 2001. Interest expense during the six months ended December 31, 2001 was primarily attributable to the amortization of beneficial interest associated with a loan as well as additional interest costs associated with our borrowings.

         For the six months ended December 31, 2002 we recorded legal expense of $1,645,054 in connection with certain legal obligations and settlements. . A significant portion of this expense is a summary judgment by Jamestown Management Corporation. The Company has currently filed an appeal and is vigorously defending its position that this was the former subsidiary, eMD.com, liability and not IBCI's of which the former filed bankruptcy in December 2000. Jamestown was awarded, by the bankruptcy court for eMD.com, an amount of approximately $110,000 and the Company believes that this should be the total amount.


         For the six months ended December 31, 2001, we recorded a loss from discontinued operations of $18,340 related to our investment in HNS.

         As a result of the reasons set forth above, the Company's operations generated a net loss applicable to common shareholders of $3,797,589 or $.05 per common share for the six months ended December 31, 2002 compared to a net loss applicable to common stockholders of $(2,504,189) or $(.09) per common share for the six months ended December 31, 2001.

LIQUIDITY

         At December 31, 2002, we had cash totaling $636 compared to $39,894 at June 30, 2002. The decrease in cash of $39,258 is primarily due to net losses of $3,496,784 and increases in accrued expenses of $1,369,939, a decrease in accounts receivable of $124,545, increases in our accounts payable balance of $329,468, non-cash compensation of $614,746 and depreciation and amortization of $54,395.

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

         The Company's ability to fund its operating requirements and maintain an adequate level of working capital until it achieves positive cash flow will depend primarily on its ability to borrow money against its accounts receivable. The Company's failure to generate substantial growth in sales of its antimicrobial products; progress in research and development programs; the cost and timing of seeking regulatory approvals of the Company's products under development; the Company's ability to manufacture products at an economically feasible cost; cost in filing, prosecuting, defending and enforcing patent claims and other intellectual property rights and changes in economic, regulatory, or competitive conditions or the Company's planned business could cause the Company to require additional capital, and substantially delay or reduce the scope of business. In the event the Company must raise additional capital to fund its working capital needs, it may seek to raise such capital through loans or issuance of debt securities, issuance of equity securities, or through private placements. Moreover, there can be no assurance that the Company will be successful in its efforts to obtain additional capital, and that capital will be available on terms acceptable to the Company or on terms that will not significantly dilute the interests of existing shareholders.

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

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

          Our management, under the supervision and with the participation of our chief executive officer and chief accounting officer, conducted an evaluation of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c)). Based on their evaluation, our chief executive officer and chief accounting officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that all material information required to be filed in this Quarterly Report on Form 10-QSB has been made known to them in a timely fashion.

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


                                     PART II

                                OTHER INFORMATION

Items 1. Legal Proceedings
--------------------------

        On September 7, 2000, AHT Corporation ("AHT") filed suit against the Company and certain of its officers and directors in the Superior Court of Fulton County, Georgia (Civil Action 00-293)(the "Georgia Action") alleging breach of a June 30, 2000 acquisition agreement and related common laws claims and seeking damages in excess of $70,000,000. On September 21, 2000, the Company filed its Answer and Counterclaim. On September 22, 2000, AHT filed, in the U.S. Bankruptcy Court for the Southern District of New York, Case No. 00-14446 (ASH), a petition for relief under Chapter 11 of the Federal Bankruptcy Code. Following the filing of its Chapter 11 petition, AHT filed a motion seeking approval of an asset purchase agreement dated as of September 22, 2000 (the "APA"), which provided, for the sale of substantially all of AHT's assets to the Company and AHT Acquisition Corp. for approximately $15,000,000. Pursuant to a Debtor in Possession ('DIP") Financing, Escrow and Settlement Agreement dated as of September 22, 2000, which was approved by the Bankruptcy Court, the Company agreed to provide approximately $1.5 million in postpetition financing to AHT. That agreement also provided for the dismissal of the Georgia Action with prejudice, subject to certain conditions contained therein. At September 30, 2000, AHT had requested and received $378,338 from the Company under the DIP financing arrangement. Subsequent to September 30, 2000, AHT had requested and received an additional $1,121,662 under the DIP financing agreement.

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

         On November 28, 2000, AHT Acquisition Corp. commenced a new lawsuit(in its Bankruptcy case) against the Company, as well as the other defendants in the Georgia Action. The prepetition claims asserted and relief sought in that action are essentially the same as the claims and relief sought in the Georgia Action. The lawsuit in the bankruptcy case also alleges breach of the APA and seeks damages related to the APA, and to equitably subordinate the Company's $1.5 million claim against AHT relating to the postpetition advances made by the Company to AHT under the DIP Financing, Escrow and Settlement Agreement. On February 9, 2001, the Company filed an answer and counterclaim and intends to vigorously defend the action. Motions to dismiss the action and/or abstain from hearing the action were denied and the parties thereafter were engaged in discovery proceedings. After the close of discovery on July 16, 2002, the United States Bankruptcy Court, Southern District of New York, awarded summary judgment in favor of certain officers and directors of Bioshield Technologies, dismissing the complaint against them. That judgment is presently on appeal to the United States District Court, Southern District of New York. The case against the Company is stayed pending determination of AHT's appeal from the dismissal of the claims as against the individuals.

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

--------------------------------------

         In the matter entitled Bioshield, Inc. v. BioShield Technologies, Inc., United States District Court, Eastern District, Michigan, Civil Action No. 00-CV-10181-BC, a Michigan corporation has brought a trademark violation suit against the Company, which claims superior right to the use of the "Bioshield" name and claims damages in an amount not less than $75,000. The Company denies the claims and has filed a counterclaim for damages for infringement upon the
Company's intellectual property.   The case has been dismissed while the parties
try to settle the suit out of court. However, International Biochemical Industries, Inc. received notification from the United States Patent and Trademark Office on October 8, 2002, that the BioShield trademark is registered to the principal register - BioShield Technologies, Inc. - Reg. No. 2,629,566.

         In the matter of Duke Construction Limited Partnership v. Bioshield Technologies, Inc., Superior Court of Gwinnett County, Civil Action No. 01-A-7161-5, Duke Construction has taken a judgment in the principal amount of $162,000 against Bioshield Technologies.

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

         In addition, Jamestown Management Corp. seeks rent accrued since December 2000, in the amount of approximately $1,654,000. The trial court granted summary judgment to the Plaintiff on its claim and on the Company's Counterclaim on December 5, 2002. On January 2, 2003, the Company filed an appeal.

         Summit was involved in two garnishment actions, one filed in DeKalb County by Jamestown and the other filed in Gwinnett County by Summit. Summit received a total of $29,201 under the garnishments and has indicated that $36,000 remained outstanding on Summit's judgment, including interest as of August 15, 2001.

         Jacques Elfersy v International Biochemical Industries, Inc., Superior Court of Gwinnett County, GA., Civil Action No. 02-A-12034-3. On November 6, 2002, a former executive vice president and co-chairman of the board filed suit against the Company for an alleged breach of his semi-retirement agreement. The Company denies any such breach has occurred and intends to vigorously defend this suit.

         In addition, the Company has filed, in conjunction with this suit, claims against the former employee as well as two additional former employees of the Company and their current employer for violation of the Company's trade secrets, violations of existing confidentiality and/or non-disparagement agreements and for tortuous interference with the Company's existing and prospective business relationship.

         As part of its claims against the former employees and their current employer, the Company has pending before the Court, a motion for a temporary restraining order and interlocatory injunction for the purpose of enjoining any further alleged wrongdoing by the former employees and/or their current employer.

         Roosevelt, Benowich & Lewis, LLP v. Bioshield Technologies, Inc., AHT Acquisition Corp. and Timothy C. Moses (02 Civ. 6163) (WCC), Plaintiff commenced the action in the United States District Court for the Southern District of New York on August 2, 2002 seeking $124,049.19 plus interest on account of legal fees and expenses allegedly owed by the defendants. Defendants did not respond in a timely fashion and plaintiff moved by Order to Show Cause dated November 1, 2002 for a default judgment. The matter was heard December 6, 2002 and The Catafago Law Firm, P.C. was retained and succeeded in opposing the default.

         We then served an Answer with Jury Demand and Deposition Notice (pursuant to Fed.Civ.P. 30) and Request for Documents (pursuant to Fed.R.Civ.P.34). Several thousand pages of documents have been produced. We in turn are in the process of responding to plaintiff's document request.

         Depositions of both sides have been tentatively scheduled for the second week in March, 2003.

         It is premature to opine on the likelihood of success in this matter. Plaintiff is alleging an account stated (that bills were rendered without objection and that they are entitled to preclusive effect) and defendants through Mr. Moses have alleged oral objections. Additionally, plaintiff asserts that the fees charged were reasonable and that too is the subject of challenge.

--------------------------------------


         Travelers Property and Casualty Co. v Bioshield Technologies, Inc, In the State Court of Gwinnett County, Civ. Action No. 02C1014-4. A consent order was entered in this case on January 3, 2003 pursuant to which IBCL must pay Plaintiff a total of $8,000 due in eight equal monthly installments of $1,000. IBCL is current on its payments. Failure to make any such payments entitles the Plaintiff to take a judgment against IBCL for the full amount sought in the Complaint, less any payments made.

         Information Resources, Inc. v Bioshield Technologies, Inc., In the State Court of Gwinnett County, Civ. Action No. 02C4400-4. We are currently in the process of having a consent order entered pursuant to which IBCL is obligated to pay Plaintiff an amount of $8,366.50 payable in monthly installments of $500.

         Consolidated Freightways v Bioshield Technologies, Inc., In the State Court of Gwinnett County, Civ. Action File No. 02C0984-4. Plaintiff seeks to recover the principal amount of $39,963.56 plus interest in the amount of $788.32 through the date of the Complaint and late payments of $12,428.45. This matter has been continued from the December trial calendar for a period of 90 days.

         Securities and Exchange Commission v International Biochemical Industries, Inc. Civil Action No. 1:03-CV-0346. On February 6, 2003, the U.S. Securities and Exchange Commission ("SEC") temporarily halted trading in the Company's securities. This halt was due to what the SEC contended to be false and misleading press releases issued by the Company between January 29, 2003 and February 3, 2003 which the SEC alleged to have lead to increased trading volumes and an increase in the Company's stock price. On the same day the SEC filed suit against the Company and Timothy C. Moses, the Company's Chief Executive Officer, alleging that they violated certain federal securities laws in releasing the press releases. On February 21, 2003 the Company and Mr. Moses settled the lawsuit. As part of the settlement, the Company and Mr. Moses consented to the entry of certain Court orders without admitting or denying the allegations contained in the Commission's complaint. That permanently enjoined the Company and Mr. Moses from violating the antifraud provisions of the federal securities laws and directed Mr. Moses to disgorge profits gained as a result of the alleged conduct. The issue of civil penalties is to be resolved at a later date. The Company and Mr. Moses consented to the entry of the orders. Copies of the SEC's announcement of the suspension of trading as well as the SEC's releases regarding the lawsuit and settlement are attached hereto as Exhibit 6(a)(iii). For further information, See above-referenced cite to lawsuit caption).

Item 2. Changes in securities and Use of Proceeds
-------------------------------------------------

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

In December 2002, the Company granted and immediately exercised stock options for 2,500,000 shares of common stock to two consultants for services rendered. The options had exercise price of $.05 per share and expire ten years from date of grant. Since the Company did not receive any cash for the exercise of these options, the Company recorded non-cash compensation of $62,000, additionally the Company recorded $6,500 in non-cash compensation related to issuance of these options.

Item 3. Defaults upon Senior Securities
---------------------------------------
            - NONE -

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
            - NONE -

Item 5. Other Information
-------------------------
           - NONE -

Item 6. Exhibits and Reports on Form 8-K
------------------------------------------
           (a)      Exhibits

                  (i)      99.01    Certification by Chief Executive Officer
                  (ii)     99.02    Certification by Chief Accounting Officer
                  (iii) Securities and Exchange Commission ("SEC") Announcement of Suspension of Trading and SEC Releases regarding Lawsuit and Settlement

(b)      Reports on Form 8-K

                  8-K with date of report of May 16, 2002 as filed November 15, 2002.




                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: February 28, 2003          /s/ Timothy C. Moses
                                 -------------------------
                                 Name: Timothy C. Moses
                                 Title: President and Chief Executive Officer

                                 CERTIFICATIONS

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

Date: February 28, 2003

                                      /s/ Timothy C. Moses
                                      --------------------------------------
                                      Timothy C. Moses, Chief Executive Officer
                                              and Chief Accounting Officer