Form 10QSB/A
period 2002-12-31
INTERNATIONAL BIOCHEMICAL INDUSTRIES INC
filed 2003-03-03
CIK 1059623

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A
                                 Amendment No. 1

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

NOTE 4 - RELATED PARTY TRANSACTIONS


On July 5, 2002, the Company entered into a joint venture agreement with Nova Biogenetics, Inc. ("Nova") a company in part owned by a corporation owned by a trust fund for the benefit of the children of IBCL's President. The trustee of this trust is a director of IBCL. Nova Biogenetics is a privately-held biopharmaceuticals company headquartered in Atlanta, Georgia that is engaged in the discovery, development, and commercialization of new therapeutic agents that treat life-threatening infectious diseases. In particular, Nova Biogenetics' mission is to provide solutions to the major therapeutic dilemma of bacterial resistance to antibiotics on the present worldwide marketplace.


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